Form 10-Q
period 1998-09-30
CNY FINANCIAL CORP
filed 1998-10-29
CIK 1063918

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                        OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________ to _____________

                          Commission File Number 0-24739

                            CNY FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                 16-1557490
                  --------                                 ----------
(State or other jurisdiction of incorporation    (I.R.S. Employer Identification
              or organization)                         Identification Number)

       ONE NORTH MAIN STREET, CORTLAND, NEW YORK              13045
       -----------------------------------------              -----
       (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code: (607) 756-5643

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

         As of September 30, 1998, there were no shares of the Registrant's common stock issued and outstanding. As of November 1, 1998, there were 5,356,662 shares of the Registrant's common stock issued and outstanding.

                            CNY FINANCIAL CORPORATION
                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

                                                                         Page
                                                                         Number

PART I.  FINANCIAL INFORMATION

         Item 1.                                                           1

         Item 2.                                                           1

PART II. OTHER INFORMATION                                                 2

SIGNATURES                                                                 3

                          PART I. FINANCIAL INFORMATION

Item 1.

         Financial statements for the Company at September 30, 1998 are omitted because at that date the Company had no material assets or liabilities and had not conducted any material operations. See Item 2 below.

Item 2.

         CNY Financial Corporation (the "Company") was incorporated under the laws of the State of Delaware for the purpose of becoming the holding company of Cortland Savings Bank (the "Bank") in connection with the Bank's conversion from a New York State chartered mutual savings bank to a New York State chartered stock savings bank (the "Conversion"), pursuant to its Plan of Conversion. The Plan of Conversion was approved by the Bank's depositors at a special meeting held on September 23, 1998. The consummation of the Conversion was subject to, among other things, the sale of the minimum number of shares offered, the receipt of final non-objection from the Federal Deposit Insurance Corporation, the filing of a Restated Organization Certificate for the Bank by the Superintendent of Banks of the State of New York, and compliance with other requirements. The Company commenced a Subscription Offering of its shares of common stock on August 12, 1998, in connection with the Conversion. Thereafter, the Company also commenced a Community Offering of its shares of common stock. Through September 30, 1998, the Company had engaged in no material business operations or activities except for the offering of its common stock. The Conversion was consummated on October 6, 1998 and 5,251,629 shares of common stock of the Company were sold on that date at a purchase price of $10.00 per share. An additional 105,033 shares were donated by the Company to the Cortland Savings Foundation.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.  Changes in Securities

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

         Included herein as Exhibit 99 is a news release issued by the Company setting forth certain information regarding financial results of Cortland Savings Bank for the three and nine month periods ended September 30, 1998.

Item 6.  Exhibits and Reports on Form 8-K

a)  Exhibits

Exhibit No.       Description

27                Financial Data Schedule as of September 30, 1998.

99                News Release

b)                Reports on Form 8-K

None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CNY FINANCIAL CORPORATION

Date:   October 29, 1998            /s/ Wesley D. Stisser

                                    Wesley D. Stisser
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)

Date:   October 29, 1998            /s/ Steven A. Covert

                                    Steven A. Covert
                                    Executive Vice President and Chief
                                    Financial Officer
                                    (Principal Financial and Accounting Officer)

                            CNY FINANCIAL CORPORATION
                                    FORM 10-Q
                                  EXHIBIT INDEX

Exhibit No.       Description

27                Financial Data Schedule as of September 30, 1998.

99                News Release