Form 10-K
period 1998-12-31
CNY FINANCIAL CORP
filed 1999-03-26
CIK 1063918

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31,1998

                                     0-24739
                             Commission File Number


                            CNY Financial Corporation
             (Exact name of registrant as specified in its charter)

          DELAWARE                                     16-1557490
 (State or other jurisdiction of         (I.R.S. Employment Identification No.)
  incorporation or organization)

                              ONE NORTH MAIN STREET
                            CORTLAND, NEW YORK 13045
                    (Address of principal executive offices)

                                 (607) 756-5643
               Registrant's telephone number, including area code

                          COMMON STOCK, $0.01 PAR VALUE
           Securities registered pursuant to Section 12(g) of the Act

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. (X) Yes ( ) No.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X).

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant was approximately $54.2 million as of March 17, 1998. As of March 17, 1998, the registrant had 5,088,829 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Stockholders' Report for the year ended December 31,1998, are incorporated by reference into Part II hereof and portions of the Proxy Statement for the registrant's Annual Meeting of Stockholders to be held on April 28, 1999, are incorporated by reference into Part III hereof.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  Business........................................................  1-12
ITEM 2.  Properties......................................................    13
ITEM 3.  Legal Proceedings...............................................    13
ITEM 4.  Submission of Matters to Vote of Security Holders...............    13

                                     PART II

ITEM 5.  Market for Registrant's Common Equity and Related
           Stockholder Matters.................... ........................  13
ITEM 6.  Selected Financial Data...........................................  13
ITEM 7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.... ........................  13
ITEM 7A. Quantitative and Qualitative Disclosure About Market Risk.........  14
ITEM 8.  Financial Statements and Supplementary Data.......................  14
ITEM 9.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure..... .......................  14

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant................  14
ITEM 11. Executive Compensation............................................  14
ITEM 12. Security Ownership of Certain Beneficial Owners and Management....  14
ITEM 13. Certain Relationships and Related Transactions....................  14

                                     PART IV

ITEM 14. Exhibits, Financial Statement Schedules and
          Reports on Form 8-K..............................................  15
Signatures  ...............................................................  16

PART I

ITEM 1.  BUSINESS

         CNY Financial Corporation, a Delaware corporation incorporated in 1998 (the "Company") is a bank holding company headquartered in Cortland, New York with total assets of over $281 million at December 31, 1998. Through its wholly owned subsidiary, Cortland Savings Bank, which was founded in 1866 (the "Bank"), the Company engages in full service community banking. The Bank is also headquartered in Cortland, New York, and has three full service offices in Cortland County, and a loan production office in Ithaca, Tompkins County.

         The Company provides community banking services primarily to individuals and small-to-medium-sized businesses, in Cortland County and the neighboring counties. These services include traditional checking, NOW, money market, savings and time deposit accounts. The Company offers home equity, home mortgage, commercial real estate, commercial and consumer loans, safe deposit facilities and other services specially tailored to meet the needs of customers in its target markets.

         The Company commenced operations on October 6, 1998, when the Bank converted from a state chartered mutual savings bank to a state chartered stock savings bank. References to the business activities, financial condition and operations of the Company prior to October 6, 1998 refer to the Bank, while references to the Company on or after that date refer to both the Company and the Bank as consolidated, unless the context indicates otherwise.

         The following discussion should be read in conjunction with the Company's Consolidated Financial Statements, including the accompanying notes, which appear in the Company's 1998 Annual Report, included as an exhibit to this Form 10-K.


INVESTMENT ACTIVITIES

         GENERAL. The investment policy of the Company, which is approved by the Board of Directors, is based upon its asset/liability management goals and is designed primarily to provide satisfactory yields, while maintaining adequate liquidity, a balance of high quality, diversified investments, and minimal risk. The investment policy is implemented by the President and the Chief Financial Officer. The Company is assisted in its investment decisions by an independent nationally recognized investment advisory firm. All securities purchases and sales must be approved by at least two executive officers and the purchases are reported to the Board of Directors each month. The Company generally classifies its new securities investments as available-for-sale in order to maintain flexibility in satisfying future investment and lending requirements.

         The following table sets forth certain information with respect to the Company's securities portfolio.


                                                                    AT DECEMBER 31,
                                     ----------------------------------------------------------------------------
                                                  1998                   1997                       1996
                                     ----------------------------------------------------------------------------
                                      AMORTIZED      FAIR        AMORTIZED     FAIR        AMORTIZED     FAIR
                                        COST         VALUE          COST       VALUE         COST        VALUE
-----------------------------------------------------------------------------------------------------------------
SECURITIES AVAILABLE-FOR-SALE:                                 (Dollars in thousands)
U.S. Treasury securities             $    8,041   $     8,136    $   15,045  $   15,141   $    14,497  $   14,550
U.S. Government agencies                  4,996         5,028           996       1,005         4,988       4,993
Corporate debt obligations               27,649        27,822        13,819      13,861        13,233      13,252
State and municipal sub-divisions           917           927             -           -             -           -
Mortgage-backed securities               42,801        43,041        12,144      12,211        11,833      11,722
-----------------------------------------------------------------------------------------------------------------
Total debt securities                    84,404        84,954        42,004      42,218        44,551      44,517
Equity securities                         2,072         3,483         1,192       1,922           628       1,077
-----------------------------------------------------------------------------------------------------------------
Total available-for-sale                 86,476        88,437        43,196      44,140        45,179      45,594
-----------------------------------------------------------------------------------------------------------------
SECURITIES HELD-TO-MATURITY:
U.S. Government agencies                  1,505         1,507         1,992       1,995             -           -
Corporate debt obligations                2,858         2,878         1,854       1,870             -           -
State and municipal sub-divisions           747           764           425         430           858         867
Mortgage-backed securities                5,208         5,255         8,279       8,274        10,899      10,766
-----------------------------------------------------------------------------------------------------------------
Total held-to-maturity                   10,318        10,404        12,550      12,569        11,757      11,633
-----------------------------------------------------------------------------------------------------------------
TOTAL SECURITIES                     $   96,794   $    98,841    $   55,746  $   56,709   $    56,936  $   57,227
=================================================================================================================


         DEBT SECURITIES. The Company's debt securities totaled $95.3 million at December 31, 1998. It is the policy of the Company to invest in debt securities issued by the United States Government, its agencies, municipalities and corporations. The Company purchases only investment grade debt securities for its investment portfolio and at December 31, 1998, none of its debt securities were in default or otherwise classified. The Company seeks to balance its debt securities purchases between U.S. government and related securities which are virtually risk-free but which have lower yields and corporate debt securities which offer higher yields. Corporate debt securities present greater risks than U.S. Government securities because of the increased possibility that the corporate obligor, compared to the U.S. government, will default. To control risks, the Company limits its investment in corporate debt securities to those rated in the three highest grades by a nationally recognized rating organization.

         The Company also invests in mortgage-backed securities. Mortgage-backed securities generally have higher yields than other debt securities because of their longer terms and the uncertainties associated with the timing of mortgage repayments. In addition, mortgage-backed securities are more liquid than individual mortgage loans and may be used to collateralize borrowings of the Company. However, these securities generally yield less than the loans that underlie them because of the cost of payment guarantees or credit enhancements that reduce credit risk.

         While mortgage-backed securities carry a reduced credit risk as compared to loans, such securities remain subject to the risk that a fluctuating interest rate environment, along with other factors such as the geographic distribution of the underlying mortgage loans, may alter the prepayment rate of such mortgage loans and so affect both the prepayment speed, and value, of such securities.

         Debt securities are generally purchased with a remaining term to maturity of two to three years, with the exception of mortgage-backed securities, which have amortization schedules as long as thirty years. At December 31, 1998, more than 97.5% of the carrying value of the Company's debt securities, excluding mortgage-backed securities, had remaining terms to maturity of five years or less.

         EQUITY SECURITIES. The Company and Bank invest a limited amount of their assets in corporate equity securities. These investments are made to diversify the Company's investments and provide opportunities for capital appreciation as well as dividend income. All equity securities are classified as available-for-sale. The Company does not regularly trade such securities and generally does not purchase them for the purpose of near term sale. Equity securities had a fair value of $3.5 million at December 31, 1998. The Bank intends to invest approximately an additional $50,000 per month in equity securities.


         SECURITIES OF A SINGLE ISSUER. There were no securities of any singe issuer, other than the U.S. Treasury or U.S. government sponsored entities, which had a book value in excess of ten percent of stockholders' equity at December 31, 1998.

        SECURITIES, MATURITIES AND YIELDS. The following table sets forth maturities and the weighted average yields of the Company's securities portfolio at December 31, 1998.


                          ONE YEAR OR LESS   ONE TO FIVE YEARS   FIVE TO TEN YEARS    MORE THAN TEN YEARS   TOTAL DEBT SECURITIES
                          ------------------ ------------------- ------------------- ---------------------- ---------------------
                          CARRYING AVERAGE   CARRYING  AVERAGE   CARRYING   AVERAGE  CARRYING    AVERAGE    CARRYING   AVERAGE
                           VALUE    YIELD     VALUE     YIELD      VALUE     YIELD     VALUE      YIELD       VALUE     YIELD
---------------------------------------------------------------------------------------------------------------------------------
                                                                 (Dollars in thousands)
U.S. Treasury securities  $ 5,066     6.17%  $  3,069     6.33%  $      --      --%  $      --         --%  $   8,135    6.25%
                                                                                            --
U.S. Government agencies    1,001     6.55%     5,533     5.90%         --      --%         --         --%      6,534    6.23%
Corporate debt             13,512     5.65%    17,168     6.01%         --      --%         --         --%     30,680    6.10%
State and municipal
     subdivisions              --       --%       486     4.25%      1,188    4.25%         --         --%      1,674    4.28%
Mortgage-backed securities    560     6.38%     2,404     7.07%      4,611    7.31%     40,674       6.80%     48,249    6.89%
---------------------------------------------------------------------------------------------------------------------------------
Total                     $20,139            $ 28,660            $   5,799           $  40,674              $  95,272
=================================================================================================================================


         Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties.

LENDING ACTIVITIES

         The loan portfolio is the largest category of the Company's interest earning assets.

         LOAN  PORTFOLIO  COMPOSITION.   The  following  table  sets  forth  the
composition of the Company's loan portfolio in dollar amounts and in percentages at the dates indicated.


                                                                      AT DECEMBER 31,
                          -----------------------------------------------------------------------------------------------------
                                  1998                1997                1996                1995                   1994
                          -----------------------------------------------------------------------------------------------------
                                   PERCENT             PERCENT               PERCENT             PERCENT              PERCENT
                           AMOUNT  OF TOTAL   AMOUNT   OF TOTAL   AMOUNT    OF TOTAL    AMOUNT   OF TOTAL   AMOUNT   OF TOTAL
------------------------- -------- --------- --------- --------- ---------- ---------- --------  --------- --------  ----------
                                                                     (Dollars in thousands)
Real estate loans:
Residential               $101,885    62.96% $ 97,303     61.66% $  96,097      59.73% $ 95,854     59.57% $ 92,942      60.12%
Construction                   145     0.09       316      0.20        528       0.33       155      0.10     1,065       0.69
Home equity                  6,804     4.20     5,924      3.75      5,882       3.66     6,344      3.94     7,085       4.58
Commercial mortgages        29,224    18.06    30,867     19.56     35,119      21.83    35,165     21.86    32,756      21.19
------------------------- -------- --------- --------  --------- ---------  ---------- --------  --------- --------  ----------
Total real estate loans    138,058    85.31   134,410     85.17    137,626      85.55   137,518     85.47   133,848      86.58
------------------------- -------- --------- --------  --------- ---------  ---------- --------  --------- --------  ----------
Other loans:
Guaranteed student loans     1,016     0.63     1,507      0.96      1,552       0.96     1,747      1.09     1,960       1.27
Property     improvement
loans                          709     0.44       907      0.57      1,031       0.64       916      0.57       822       0.53
Automobile loans            10,854     6.71     8,902      5.64      6,378       3.96     5,510      3.42     4,617       2.99
Other consumer loans         4,597     2.84     5,031      3.19      6,289       3.91     6,174      3.84     5,993       3.88
Commercial Loans             6,588     4.07     7,049      4.47      8,020       4.98     9,023      5.61     7,366       4.75
------------------------- -------- --------- --------  --------- ---------  ---------- --------  --------- --------  ----------
Total other loans           23,764    14.69    23,396     14.83     23,270      14.45    23,370     14.53    20,758      13.42
------------------------- -------- --------- --------  --------- ---------  ---------- --------  --------- --------  ----------
Total loans                161,822   100.00%  157,806    100.00%   160,896     100.00%  160,888    100.00%  154,606     100.00%
Less:
Deferred loan fees, net        121                241                  333                  379                 378
Allowance    for    loan     2,494              2,143                1,952                2,002               1,752
losses
------------------------- -------- --------- --------  --------- ---------  ---------- --------  --------- --------  ----------
Total loans, net          $159,207           $155,422            $ 158,611             $158,507            $152,476
========================= ======== ========= ========  ========= =========  ========== ========  ========= ========  ==========


         RESIDENTIAL MORTGAGE LOANS. The Company offers both adjustable-rate and fixed-rate mortgage loans. The relative proportion of fixed versus adjustable mortgage loans originated by the Company depends principally upon customer preferences, which are generally driven by general economic and interest rate conditions and the pricing offered by the Company's competitors. In recent years, with relatively low mortgage interest rates, customer preference has favored fixed-rate mortgage loans. The adjustable-rate loans generally carry annual or triennial interest rate caps and life-of-the-loan ceilings which limit interest rate adjustments.

         Generally, credit risks on adjustable-rate loans are somewhat greater than on fixed-rate loans primarily because, as interest rates rise, so do borrowers' payments, increasing the potential for default. The Company offers teaser rate loans with low initial interest rates that are not based upon the index plus the margin for determining future rate adjustments; however, the Company judges the borrower's ability to repay based on the payment due at an interest rate 2% higher than the initial rate.

         In addition to verifying income and assets of borrowers, the Company obtains independent appraisals on all residential first mortgage loans and attorney's opinions of title are required at closing. The Company generally uses title opinions rather than title insurance on residential mortgage loans, but has not experienced losses due to its reliance on title opinions instead of title insurance. As the Company seeks to position itself to be able to sell mortgage loans on the secondary market towards the middle of 1999, it will begin to require title insurance on first lien residential mortgage loans it intends to sell. Private mortgage insurance is required on most loans with a loan to value ratio in excess of 80%. Real estate tax escrows are generally required on residential mortgage loans with loan to value ratios in excess of 80%.

         Adjustable-rate mortgage loans originated in recent years have interest rates that adjust annually or every three years based on the one or three year Treasury bill index, plus 3%. Interest rate adjustments are generally limited to 2% per year for one-year adjustable loans and 3% per adjustment for three-year adjustable loans. There is normally a lifetime maximum interest rate adjustment, measured from the initial interest rate, of 6%.

         Fixed-rate residential mortgage loans generally have terms of 10 to 30 years. Although fixed-rate mortgage loans may adversely affect the Company's net interest income in periods of rising interest rates, the Company originates such loans to satisfy customer demand. Such loans are generally originated at initial interest rates which exceed the fully indexed rate on adjustable-rate mortgage loans offered at the same time. Therefore, during periods of level interest rates, they tend to provide higher yields than adjustable loans. Fixed-rate residential mortgage loans originated by the Company generally include due-on-sale clauses which permit the Company to demand payment in full if the borrower sells the property without the Company's consent. Due-on-sale clauses are an important means of adjusting the rates of the Company's fixed-rate mortgage loan portfolio, and the Company has generally exercised its rights under these clauses.

         HOME EQUITY LOANS. The Company offers a home equity line of credit secured by a residential one-to-four family mortgage, usually a second lien. These loans have adjustable rates of interest and generally provide for an initial advance period of ten years, during which the borrower pays interest only and can borrower, repay, and re-borrow the principal balance. The Company also offers home equity loans which are fully advanced at closing and repayable in monthly principal and interest installments over a period not to exceed 10 years. The maximum loan to value ratio, including prior liens, is 80% for lines of credit and 85% for regular amortizing home equity loans.

         COMMERCIAL MORTGAGE LOANS. The Company originates commercial mortgage loans secured by office buildings, retail establishments, multi-family residential real estate and other types of commercial property. Substantially all of the properties are located in the Company's market area or in nearby areas of Central New York State.

         The Company makes commercial mortgage loans with loan to value ratios up to 75%, terms up to five years, and amortization periods up to 20 years. Most of the Company's recent fixed-rate commercial mortgage loans mature after five years, which allows the Company to adjust the interest rate after five years if appropriate.

         For commercial mortgage loans, the Company generally requires a debt service coverage ratio of at least 110% and the personal guarantee of the principals of the borrower. The Company also requires an appraisal by an independent appraiser. Title insurance is required for loans in excess of $500,000. Attorney's opinions of title are used instead of title insurance for smaller commercial loans, but the Company has not experienced losses as a result of not having title insurance.

         Loans secured by commercial properties generally involve a greater degree of risk than one-to-four family residential mortgage loans. Because payments on such loans are often dependent on successful operation or management of the properties, repayment may be subject, to a greater extent, to adverse conditions in the real estate market or the economy. The Company seeks to minimize these risks through its underwriting policies. The Company evaluates the qualifications and financial condition of the borrower, including credit history, profitability and expertise, as well as the value and condition of the underlying property. The factors considered by the Company include net operating income; the debt coverage ratio (the ratio of cash net income to debt service); and the loan to value ratio. When evaluating the borrower, the Company considers the resources and income level of the borrower, the borrower's experience in owning or managing similar property and the Company's lending experience with the borrower. The Company's policy requires borrowers to present evidence of the ability to repay the loan without having to resort to the sale of the mortgaged property.

         AUTOMOBILE LOANS. In recent years, the Company has exerted efforts to increase its level of automobile loans in order to provide improved yields, increase the interest rate sensitivity of its assets and expand its customer base. Automobile loans are originated both through direct contact between the Company and the borrower and through automobile dealers who refer the borrowers to the Company. The Company conducts its own analysis of the creditworthiness of borrowers referred to it by dealers before approving any automobile loan. The dealer loans are represented by installment sales contracts between the dealer and the purchaser which are immediately assigned to the Company. The dealers receive fees from the Company for the referrals.

         The Company offers automobile loans for both new and used cars. The loans have fixed rates with maturities not more than five years. Loan amounts generally equal 85% of the purchase price of the car. These loans tend to present greater risks of loss than mortgage loans because the collateral is rapidly depreciable and easier to conceal. Therefore, the Company evaluates the credit and repayment ability of the borrower as well as the value of the collateral in determining whether to approve a loan.

         OTHER CONSUMER LOANS. The Company also makes short-term fixed rate consumer loans either unsecured or secured by savings accounts or other consumer assets, as well as adjustable-rate revolving credit card loans and overdraft checking loans. The fixed-rate loans generally have a term of not more than five years and have interest rates higher than mortgage loans. The shorter terms to maturity or adjustable rates are helpful in managing the Company's interest rate risk. Applications for these loans are evaluated based upon the borrower's ability to repay and, if applicable, the value of the collateral. Collateral value, except for loans secured by bank deposits or marketable securities, is a secondary consideration because personal property collateral generally rapidly depreciates in value, is difficult to repossess, and rarely generates close to full value at a forced sale.

         COMMERCIAL LOANS. The Company makes commercial loans to businesses for automobile dealer floor plan financing, working capital, machinery and equipment purchases, expansion, and other business purposes. These loans generally have higher yields than mortgage loans, with maturities that generally are not more than seven years. Working capital lines of credit tend to provide for one-year terms with annual reviews.

         Commercial loans tend to present greater risks than mortgage loans because the collateral, if any, tends to be rapidly depreciable, difficult to sell at full value and easier to conceal. In order to limit these risks, the Company evaluates these loans based upon the borrower's ability to repay the loan from ongoing operations. The Company considers the business history of the borrower and perceived stability of the business as important factors when considering applications for such loans. Occasionally, the borrower provides commercial or residential real estate collateral for such loans, in which case the value of the collateral may be a significant factor in the loan approval process.

LOAN MATURITIES

         The following table sets forth the maturities of commercial and real estate construction loans outstanding at December 31, 1998. Also set forth are the amounts of such loans due after one year, classified according to sensitivity to changes in interest rates.


                                                                                MATURITY
                                               --------------------------------------------------------------------
                                                 DUE IN ONE   DUE AFTER ONE YEAR
                                                YEAR OR LESS  THROUGH FIVE YEARS     DUE AFTER FIVE YEARS   TOTAL
-------------------------------------------------------------------------------------------------------------------
                                                                          FLOATING               FLOATING
                                                               FIXED        RATE         FIXED     RATE
                                                              ------------------------------------------
                                                                             (In thousands)
Commercial and real estate construction loans  $       2,971  $ 1,918     $     --     $ 1,844   $    --  $   6,733
===================================================================================================================


ASSET QUALITY

         NON-PERFORMING LOANS. Non-performing loans include: (1) loans accounted for on a non-accrual basis; (2) accruing loans contractually past due ninety days or more as to interest or principal payments; (3) loans whose terms have been renegotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower.

         The following table provides certain information on the Company's non-performing loans at the dates indicated.


                                                                                   AT DECEMBER 31,
                                                          ------------------------------------------------------------------
                                                             1998           1997          1996          1995          1994
----------------------------------------------------------------------------------------------------------------------------
                                                                               (Dollars in thousands)
Non-accrual loans: (1)
Residential mortgages                                     $    667       $ 2,010        $ 1,069       $   772       $    --
Commercial mortgages                                           167         1,235          1,416           421         1,295
----------------------------------------------------------------------------------------------------------------------------
Total real estate loans                                        834         3,245          2,485         1,193         1,295
Commercial loans                                                71           331            790           739            51
Other loans                                                     15           209            358            62            --
----------------------------------------------------------------------------------------------------------------------------
Total non-accrual loans                                        920         3,785          3,633         1,994         1,346
Accruing loans past due 90 days or more:
Residential mortgages                                           --             2              1            --           747
Commercial mortgages                                            --            --             --            --           310
----------------------------------------------------------------------------------------------------------------------------
Total real estate loans                                         --             2              1            --         1,057
Commercial loans                                                11            --             --            --            13
Other loans                                                      4             7             33            --            47
----------------------------------------------------------------------------------------------------------------------------
Total loans past due 90 days or more and still
     accruing                                                   15             9             34            --         1,117
----------------------------------------------------------------------------------------------------------------------------
Total non-performing loans                                     935         3,794          3,667         1,994         2,463
Real estate owned                                              260           964            563           374           572
----------------------------------------------------------------------------------------------------------------------------
Total non-performing assets                               $  1,195       $ 4,758        $ 4,230       $ 2,368       $ 3,035
=============================================================================================================================
Non-performing loans as a percent of total loans              0.58%         2.37%          2.28%         1.24%         1.60%
Non-performing assets as a percent of total assets            0.42%         2.04%          1.78%         1.00%         1.32%
=============================================================================================================================


(1) Non-accrual loans at December 31, 1997 include $2.3 million of non-accrual loans held for sale. These loans were sold during the first quarter of 1998, representing the largest component of the decline in non-accrual loans.

         At December 31, 1998 there were no loans other than those included in the table with regard to which management had information about possible credit problems of the borrower that caused management to seriously doubt the ability of the borrower to comply with present loan repayment terms.

         DELINQUENCY PROCEDURES. When a borrower fails to make a required payment on a loan, the Company attempts to cause the deficiency to be cured by contacting the borrower. Late notices are sent when a payment is more than 15 days past due and a late charge is generally assessed at that time. The Company attempts to contact personally any borrower who is more than 20 days past due. All loans past due 90 days or more are added to a watch list and an employee of the Company contacts the borrower on a regular basis to seek to cure the delinquency. If a mortgage loan becomes past due from 90 to 120 days, the Company refers the matter to an attorney, who first seeks to obtain payment without litigation and, if unsuccessful, generally commences a foreclosure action or other appropriate legal action to collect the loan. A foreclosure action, if the default is not cured, generally leads to a judicial sale of the mortgaged real estate.

         If an automobile loan becomes 60 days past due, the Company seeks to repossess the collateral. If the default is not cured, then upon repossession the Company sells the automobile as soon as practicable through a local automobile auction. When other types of non-mortgage loans become past due, the Company takes measures to cure defaults through contacts with the borrower and takes appropriate action, depending upon the nature of the borrower and the collateral, to obtain repayment of the loan.

         ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses is maintained at a level considered adequate to provide for potential future losses. The level of the allowance is based upon management's periodic and comprehensive evaluation of the loan portfolio, as well as current and projected economic conditions. Reports of examination furnished by state and federal banking authorities are also considered by management in this regard. These evaluations by management in assessing the adequacy of the allowance include consideration of past loan loss experience, changes in the composition of the loan portfolio, the volume and condition of loans outstanding and current market and economic conditions.

         The analysis of the adequacy of the allowance is reported to and reviewed by the Loan Committee of the Board of Directors of the Bank monthly. Management believes it uses a reasonable and prudent methodology to project potential future losses in the loan portfolio, and hence assess the adequacy of the allowance for loan losses. However, any such assessment is speculative and future adjustments may be necessary if economic conditions or the Company's actual experience differ substantially from the assumptions upon which the evaluation of the allowance was based. Moreover, future additions to the allowance may be necessary based on changes in economic and real estate market conditions, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of management's control.

         Loans are charged to the allowance for loan losses when deemed uncollectible by management, unless sufficient collateral exists to repay the loan.

         Set forth in the following table is an analysis of the allowance for loan losses.


                                                                           YEAR ENDED DECEMBER 31,
                                                 --------------------------------------------------------------------------
                                                       1998           1997            1996           1995            1994
---------------------------------------------------------------------------------------------------------------------------
                                                                            (Dollars in thousands)
Allowance for loan losses, beginning
  of year                                          $   2,143         $ 1,952        $ 2,002         $ 1,752        $ 1,620
Provision for loan loss                                  325           3,300          1,380             600            300
---------------------------------------------------------------------------------------------------------------------------
Charge-offs:
Real estate                                               16           2,484            264             478            110
Commercial                                                52             395            898              31             21
Other                                                    112             400            551              96            137
---------------------------------------------------------------------------------------------------------------------------
Total charge-offs                                        180           3,279          1,713             605            268
Recoveries:
Real estate                                               96               9             24             161             --
Commercial                                                40              61            190              --             --
Other                                                     70             100             69              94            100
---------------------------------------------------------------------------------------------------------------------------
Total recoveries                                         206             170            283             255            100
---------------------------------------------------------------------------------------------------------------------------
Net charge-offs (recoveries)                             (26)          3,109          1,430             350            168
---------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses, end of year             $   2,494         $ 2,143        $ 1,952         $ 2,002        $ 1,752
===========================================================================================================================
Allowance for loan losses as a
     percent of total loans                             1.54%           1.34%          1.22%           1.25%          1.14%
Allowance for loan losses as a
     percent of non-performing loans                  266.74%          56.48%         53.23%         100.40%         71.13%
Ratio of net charge-offs (recoveries)
     to average loans outstanding                     (0.02)%           1.97%          0.90%           0.22%          0.12%
===========================================================================================================================


         The following table presents the allocation of the allowance for loan losses.


                                                                      AT DECEMBER 31,
                              ------------------------------------------------------------------------------------------------
                                   1998                1997               1996                1995                1994
                              ------------------------------------------------------------------------------------------------
                                       PERCENT             PERCENT             PERCENT             PERCENT             PERCENT
                                         OF                  OF                  OF                  OF                   OF
                                        LOANS               LOANS               LOANS               LOANS                LOAN
                                         TO                  TO                  TO                  TO                   TO
                                        TOTAL               TOTAL               TOTAL               TOTAL                TOTAL
                              AMOUNT    LOANS    AMOUNT     LOANS     AMOUNT    LOANS     AMOUNT    LOANS      AMOUNT    LOANS
------------------------------------------------------------------------------------------------------------------------------
                                                                 (Dollars in thousands)
ALLOWANCE FOR LOAN
LOSSES ALLOCATED TO:
Residential mortgages         $1,187    67.25%   $  661     65.61%   $  389     63.72%   $  112     63.61%    $  746    65.39%
Commercial mortgages             617    18.06       638     19.56       818     21.83       753     21.86        341    21.19
Commercial loans                 279     4.07       183      4.47       478      4.98       961      5.61        331     4.75
Other loans                      411    10.62       192     10.36       267      9.47       176      8.92        334     8.67
Unallocated                       --       --       469        --        --        --        --        --         --       --
------------------------------------------------------------------------------------------------------------------------------
Total allowance               $2,494   100.00%   $2,143    100.00%   $1,952    100.00%   $2,002    100.00%    $1,752   100.00%
==============================================================================================================================


SOURCES OF FUNDS

         GENERAL.  The  Company's  primary  source  of  funds  is  deposits.  In addition, the Company derives funds for loans and investments from loan and security repayments and prepayments and revenues from operations. Scheduled payments on loans and securities are a relatively stable source of funds, while savings inflows and outflows and loan and securities prepayments are significantly influenced by general interest rates and money market conditions.

         DEPOSITS. The Company offers several types of deposit programs to its customers, including passbook and statement savings accounts, NOW accounts, money market deposit accounts, checking accounts and certificates of deposit. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. The Company's deposits are obtained predominantly from its Cortland County market area. The Company relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Company's ability to attract and retain deposits. The Company does not use brokers to obtain deposits and has no brokered deposits.

         The Company prices its deposit offerings based upon market and competitive conditions in its market area. Pricing determinations are made weekly by a committee of senior officers. The Company seeks to price its deposit offerings to be competitive with other institutions in its market area.

         The following table sets forth the maturities of certificates of deposit and other time deposits of $100,000 or more at December 31, 1998.

                                                       December 31, 1998
       --------------------------------------------------------------------
                                                     (Dollars in thousands)
       Maturing within three months                           $ 1,705
       After three but within six months                        1,528
       After six but within twelve months                       4,153
       After twelve months                                      5,642
       --------------------------------------------------------------------
       Total                                                  $13,028
       ====================================================================

         BORROWINGS. The Company maintains an available overnight line of credit with the Federal Home Loan Bank of New York (FHLB) for use in the event of unanticipated funding needs which cannot be satisfied from other sources. Additionally, the Company may borrow term advances for the FHLB. The Company had $1 million of borrowings from the FHLB at December 31, 1998.

SUPERVISION AND REGULATION

         Bank holding companies and banks are extensively regulated under federal and state law. References under this heading to applicable statues or regulations are brief summaries of portions thereof which do not purport to be complete and which are qualified in their entirety by reference to those statutes and regulations. Any change in applicable laws or regulations may have a material adverse effect on the business of savings banks and bank holding companies, including the Company and the Bank. However, management is not aware of any current recommendations by any regulatory authority which, if implemented, would have or would be reasonable likely to have a material adverse effect on liquidity, capital resources or operations of the Company or the Bank.

         BANK HOLDING COMPANY REGULATION: The Company is registered as a "bank holding company" with the Federal Reserve and accordingly, is subject to supervision by the Federal Reserve under the Bank Holding Company Act (the "BHC Act"). The Company is required to file with the Federal Reserve periodic reports and such additional information as the Federal Reserve may require pursuant to the BHC Act. The Federal Reserve has the authority to examine the Company and may also examine the Bank.

         The BHC Act requires prior Federal Reserve approval for, among other things, the acquisition by a bank holding company of direct or indirect ownership or control of more than five percent of the voting shares or substantially all the assets of any bank or bank holding company, or for a merger or consolidation of a bank holding company with another bank holding company. With certain exceptions, the BHC Act prohibits a bank holding company from acquiring direct or indirect ownership or control of voting shares of any company which is not a bank or bank holding company and from engaging directly or indirectly in any activity other than banking or managing or controlling banks or performing services for its authorized subsidiaries. Under the BHC Act and Federal Reserve regulations, the Company and the Bank are prohibited from engaging in certain tie-in arrangements in connection with an extension of credit, lease, sale of property, or furnishing of services.

         Any person, including associates and affiliates of and groups acting in concert with such person, who purchases or subscribes for ten percent or more of any class of the Company's voting stock may be required to obtain prior approval of the Federal Reserve under the BHC Act. Prior regulatory approval is also required before acquiring the power to directly or indirectly direct the management, operations or policies of the Company or the Bank. In addition, any corporation, partnership, trust or organized group that acquires a controlling interest in the Company or the Bank may have to obtain approval of the Federal Reserve to become a bank holding company and thereafter be subject to regulation as such. Furthermore, in order for the Company to acquire control of another bank or bank holding company so that the Company owns, directly or indirectly, two separate banks, the advance approval of the New York Banking Board would generally also be required.

         It is the policy of the Federal Reserve that the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank. The Federal Reserve takes the position that in implementing this policy, it may require the Company to provide such support when the Company otherwise would not consider itself able to do so.

         The Federal Reserve has adopted risk-based capital requirements for assessing bank holding company capital adequacy. These standards define regulatory capital and establish minimum capital standards in relation to assets and off-balance sheet exposures, as adjusted for credit risks. Under the Federal Reserve's risk-based guidelines, capital is classified into two categories. For bank holding companies, Tier 1 or "core" capital consists of common shareholders' equity, perpetual preferred stock and trust preferred stock (both subject to certain limitations) and minority interest in the common equity accounts of consolidated subsidiaries, and is reduced by goodwill, certain other intangible assets and certain investments in other corporations ("Tier 1 capital"). Tier 2 capital consists of the allowance for loan and lease losses (subject to certain conditions and limitations), perpetual preferred stock (to the extent not included in Tier 1 capital), "hybrid capital instruments," perpetual debt and mandatory convertible debt securities, and term subordinated debt and intermediate-term preferred stock.

         Under the Federal Reserve's capital guidelines, bank holding companies are required to maintain a minimum ratio of qualifying capital to risk-weighted assets of 8.0%, of which at least 4.0% must be in the form of Tier 1 capital. The Federal Reserve also requires a minimum leverage ratio of Tier 1 capital to total average assets of 4.0%, except that bank holding companies not rated in the highest category under the regulatory rating system are required to maintain a leverage ratio of 1.0% to 2.0% above such minimum. The 4.0% Tier 1 capital to total average assets ratio constitutes the minimum leverage standard for bank holding companies, and will be used in conjunction with the risk-based ratio in determining the overall capital adequacy of banking organizations. In addition, the Federal Reserve considers the Tier 1 leverage ratio in evaluating proposals for expansion or new activities.

         As of December 31, 1998, the Company had a Tier 1 capital to risk-weighted assets ratio ("Tier 1 Ratio") of 47.42%, total capital to risk-weighted assets ratio ("Tier 2 Ratio") of 48.91% and a Tier 1 capital to total average assets ratio ("leverage ratio") of 29.57%.

         TRANSACTIONS WITH AFFILIATES. Transactions between a bank and its holding company or other affiliates are subject to various restrictions imposed by state and federal regulatory agencies. Such transactions include loans and other extensions of credit, purchases of securities and other assets, and payments of fees or other distributions. In general, these restrictions limit the amount of transactions between an institution and an affiliate of such institution, as well as the aggregate amount of transactions between an institution and all of its affiliates, and require transactions with affiliates to be on terms comparable to those for transactions with unaffiliated entities.

         DIVIDEND LIMITATIONS. As a holding company, the Company is primarily dependent upon dividend distributions from the Bank and interest on investments for its income. Federal statutes and regulations impose restrictions on the payment of dividends by the Company and the Bank.

         Federal Reserve policy provides that a bank holding company should not pay dividends unless (i) the bank holding company's net income over the prior year is sufficient to fully fund the dividends and (ii) the prospective rate of earnings retention appears consistent with the capital needs, asset quality and overall financial condition of the bank holding company and its subsidiaries.

         Delaware law also places certain limitations on the ability of the Company to pay dividends. For example, the Company may not pay dividends to its stockholders if, after giving effect to the dividend, the Company would not be able to pay its debts as they become due.

         Under the New York Banking Law, a stock form savings bank may pay dividends out of its net profits unless there is an impairment of capital. A savings bank may not declare dividends in any year which exceed the total net profits of that year combined with the bank's retained net profits of the preceding two years, subject to certain adjustments, without the approval of the Superintendent of Banks. Furthermore, the Bank may not declare a dividend which would cause it to fail to meet its capital requirements and may not declare a dividend that would cause its capital to decline below the liquidation account created in the conversion.

         The FDIC and the Superintendent may prohibit the Bank from paying dividends if, in either of their opinions, the payment of dividends would constitute an unsafe or unsound practice. Dividends are also prohibited if the payment would cause the Bank to be undercapitalized.

         BANK REGULATIONS. The Bank is subject to extensive regulation, examination, and supervision by the New York State Banking Department and the FDIC. The Bank's deposit accounts are insured up to applicable limits by the Bank Insurance Fund of the FDIC. The Bank must file reports with the Banking Department and the FDIC concerning its activities and financial condition, and it must get regulatory approvals before entering into certain transactions, such as mergers with other banks. The Banking Department and the FDIC conduct periodic examinations of the Bank to determine the safety and soundness of the Bank and whether the Bank is complying with regulatory requirements.

         BUSINESS ACTIVITIES. The Bank derives its lending, investment and other authority primarily from the New York Banking Law and the regulations of the Superintendent of Banks and the New York State Banking Board, as limited by FDIC regulations and other federal laws and regulations. The Bank may make investments and engage in activities only as permitted under specific laws and regulations which grant powers to the Bank. The Bank may invest in real estate mortgages, consumer and commercial loans, certain types of debt securities, including certain corporate debt securities and obligations of federal, state and local government agencies, certain types of corporate equity securities and certain other assets. The Bank may invest up to 7.5% of its assets in certain corporate stock and may also invest up to 7.5% of its assets in certain mutual fund securities. Investment in stock of a single corporation is limited to the lesser of 2% of the outstanding stock of such corporation or 1% of the Bank's assets, except as set forth below. In order to qualify for investment by the Bank, the equity securities must meet certain tests of financial performance. The Bank may also make investments not otherwise permitted under the Banking Law. This authority permits investments in otherwise impermissible investments of up to 1% of the Bank's assets in any single investment, subject to certain restrictions, and to an aggregate limit for all such investments of up to 5% of assets. Additionally, instead of investing in securities as specifically permitted in the Banking Law, the Bank may elect to invest under a prudent person standard in a wider range of debt and equity securities. The Bank has not exercised the right to invest under this prudent person standard. If the Bank elects to utilize the "prudent person" standard, it will be unable to use the other provisions of the Banking Law and regulations which permit specific investments. New York State chartered savings banks may also exercise trust powers upon approval of the Banking Board. The Bank has not sought such approval.

         At December 31, 1998, the Bank did not have any operating subsidiaries. The Bank may invest in subsidiaries that engage in activities in which savings banks may engage directly, plus any additional activities which may be authorized by the Banking Board. Investment in the stock, capital notes and debentures of all subsidiaries is limited to 3% of the Bank's assets, and such investments, together with the Bank's loans to its subsidiaries, may not exceed 10% of the Bank's assets.

         Under FDIC regulations, the Bank generally may not directly or indirectly acquire or retain any equity investment that is not permissible for a national bank. In addition, the Bank may not directly or indirectly through a subsidiary, engage as "principal" in any activity that is not permissible for a national bank unless the FDIC has determined that such activities would pose no risk to the applicable FDIC insurance fund and the Bank is in compliance with applicable regulatory capital requirements.

         Savings bank life insurance activities are permitted if (i) the FDIC does not decide that such activities pose a significant risk to the applicable deposit insurance fund, (ii) the insurance underwriting is conducted through a division of the Bank that meets the definition of a separate department under FDIC regulations and (iii) the Bank discloses to purchasers of life insurance policies and other products that they are not insured by the FDIC, among other things.

         Also excluded from the prohibition on making investments not permitted for national banks are certain investments in common and preferred stock listed on a national securities exchange and in shares of an investment company registered under the Investment Company Act of 1940, as amended. The Bank's total investment in such securities may not exceed 100% of the Tier 1 capital as calculated under FDIC regulations. The Bank qualifies for this exclusion and has used its authority to invest in corporate equity securities. The authority to continue these investments may terminate if the FDIC determines that the investments pose a safety and soundness risk to the Bank or if the Bank converts its charter or undergoes a change in control.

         LOANS TO ONE BORROWER. The Bank, as a New York State chartered savings bank, may make mortgage loans to any borrower or group of borrowers without regard to mandatory maximum loan amount limits based upon capital or any other measure imposed by law, except for general concepts of prudence and safety and soundness. However, with certain exceptions, the Bank may not make non-mortgage loans for commercial, corporate or business purposes (including lease financing) to a single borrower, in an aggregate amount in excess of 15% of the Bank's stockholders' equity, plus an additional 10% of the Bank's stockholders' equity if such amount is secured by certain types of readily marketable collateral.
Similar limits apply to most other types of non-mortgage loans. The Bank currently complies with these limits.

         CAPITAL REQUIREMENTS. The FDIC regulates the capital adequacy of the Bank. The FDIC requires that the highest rated banks maintain a leverage ratio of at least 3.0%. All other banks subject to FDIC capital requirements must maintain a leverage ratio of 4.0% to 5.0% or more. As of December 31, 1998, the Bank's leverage capital ratio was 23.40%.

         The Bank must also meet a risk-based capital standard. The risk-based standard requires the Bank to maintain total capital (defined as Tier 1 and Tier 2 capital) to risk-weighted assets of at least 8% of which at least 4% must be Tier 1 capital. In determining the amount of risk-weighted assets, all assets, plus certain off-balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset. As of December 31, 1998, the Bank maintained a 37.32% Tier 1 risk-based capital ratio and a 38.82% total risk-based capital ratio.

         COMMUNITY REINVESTMENT. Under the Community Reinvestment Act, the Bank must, consistent with its safe and sound operation, help meet the credit needs of its entire community, including low and moderate income neighborhoods. There are no specific lending requirements or programs nor does the law limit the Bank's discretion to develop products and services that it believes are best suited to its particular community. The FDIC periodically assesses the Bank's record of meeting the credit needs of its community and must take such record into account in its evaluation of certain applications made by the Bank.

         FDIC regulations provide that the Bank's performance under the Community Reinvestment Act is evaluated based on its actual performance in meeting community needs. In particular, the rating system focuses on three tests: (a) a lending test, to evaluate the Bank's record of making loans in its assessment areas; (b) an investment test, to evaluate the Bank's record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and (c) a service test, to evaluate the Bank's delivery of banking services. The Bank received a satisfactory rating from the FDIC at its last examination under the Community Reinvestment Act.

         The New York Banking Law imposes similar community reinvestment obligations on the Bank. The Banking Department makes an annual written assessment of the Bank's compliance. The Banking Department considers the Bank's state community reinvestment rating when reviewing an application to engage in certain transactions, including mergers, asset purchases and the establishment of branch offices or automated teller machines. The Bank received a satisfactory rating from the Banking Department at its last state community reinvestment examination.

         STANDARDS FOR SAFETY AND SOUNDNESS. The Federal Reserve and the FDIC, together with the other federal bank regulatory agencies, has prescribed guidelines which establish minimum general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines also cover asset quality and earnings evaluation and monitoring as well. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder. In addition, the FDIC may order an institution that has been given notice by the FDIC that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If an institution then fails to submit an acceptable plan or fails in an material respect to implement an accepted compliance plan, the FDIC must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized bank is subject under the "prompt corrective action" requirements described below. If an institution fails to comply with such an order, the FDIC may seek enforcement in judicial proceedings and civil money penalties.

         PROMPT CORRECTIVE ACTION. FDICIA requires the federal banking regulators, including the Federal Reserve and the FDIC, to take prompt corrective action with respect to depository institutions that fall below certain capital standards. Institutions that are not adequately capitalized may be subject to a variety of supervisory actions including, but not limited to, restrictions on growth, investment activities, capital distributions and affiliate transactions and will be required to submit a capital restoration plan which, to be accepted by the regulators, must be guaranteed in part by any company having control of the institution (such as the Company). Federal banking agencies have indicated that, in regulating bank holding companies, the agencies may take appropriate action at the holding company level based on their assessment of the effectiveness of supervisory actions imposed upon subsidiary insured depository institutions pursuant to the prompt corrective action rules.

FORWARD-LOOKING STATEMENTS

         In this Form 10-K, the Company, when discussing the future, may use words like "will probably result", "are expected to", "may cause", "is anticipated", "estimate", "project", or similar words. These words represent forward-looking statements. In addition, any analysis of the adequacy of the allowance for loan losses or the interest rate sensitivity of the Company's assets and liabilities, represent attempts to predict future events and circumstances and also represent forward-looking statements.

         Many factors could cause future results to differ from what is anticipated in the forward-looking statements. For example, future financial results could be affected by (i) deterioration in local, regional, national or global economic conditions which could cause an increase in loan delinquencies, a decrease in property values, or a change in the housing turnover rate; (ii) changes in market interest rates or changes in the speed at which market interest rates change; (iii) changes in laws and regulations affecting the financial service industry; (iv) changes in competition and (v) changes in consumer preferences.

         Please do not place unjustified or excessive reliance on any forward-looking statements. They speak only as of the date made and are not guarantees, promises or assurances of what will happen in the future. Remember that various factors, including those described above, could affect the Company's financial performance and could cause the Company's actual results or circumstances for future periods to be materially different from what has been anticipated or projected.

PERSONNEL

         At December 31, 1998, the Company employed 91 full-time equivalent employees. The employees are not represented by a collective bargaining unit, and the Company considers its relationship with its employees to be good.

COMPETITION

         The Company's principal competitors for deposits are other savings banks, savings and loan associations, commercial banks and credit unions in the Company's market area, as well as money market mutual funds, insurance companies and securities brokerage firms, many of which are substantially larger in size than the Company. The Company's competition for loans comes principally from savings banks, savings and loan associations, commercial banks, mortgage bankers, finance companies and other institutional lenders. Some of the institutions which compete with the Company have much greater financial and marketing resources than the Company. The Company's principal methods of competition include loan and deposit pricing, maintaining close ties with its local community, advertising and marketing programs and the types of services provided.

ITEM 2.  PROPERTIES


         The Company conducts its business through its headquarters in the City of Cortland, a nearby drive-up facility, and two branches in adjacent communities in Cortland County. The Company also has a representative office in Ithaca for the originations of mortgage loans. The Company believes that these properties are adequate for current needs. The following table sets forth certain information regarding the Company's deposit-taking offices at December 31, 1998.

                                                                     DATE         OWNED/       NET BOOK
LOCATION                                                           ACQUIRED       LEASED        VALUE
-------------------------------------------------------------------------------------------------------
                                                                              (In thousands)
One North Main Street, Cortland, NY  13045
  and nearby drive through facility at 29-31 North Main Street      Various       Owned          $836
12 South Main Street, Homer, NY  13077                              Various       Owned          $916
860 Route 13, Cortlandville, NY  13045                              Various       Owned          $482
200 East Buffalo Street, Ithaca, NY  14850                           1998         Leased         None
=======================================================================================================


ITEM 3.  LEGAL PROCEEDINGS

         The Company and the Bank are from time to time parties in various routine legal actions arising in the normal course of business. Management believes that there is no proceeding threatened or pending against the Company or the Bank which, if determined adversely, would materially adversely affect the consolidated financial position or operations of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of 1998.


PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Information required in response to this item is contained in the Company's Annual Report under the captions "Stock Listing" and "Dividends" and is incorporated herein by reference. The Company did not engage in the sale of any securities which were not registered under the Securities Act of 1933.


ITEM 6.  SELECTED FINANCIAL DATA

         Information required in response to this item is contained in the Annual Report to Stockholders under the caption "Selected Financial Highlights" and is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required in response to this item is contained in the Company's Annual Report to Stockholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," and is incorporated herein by reference. The discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and supplementary data contained in the Company's Annual Report to Stockholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required in response to this item is contained in the Company's Annual Report to Stockholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," and is incorporated herein by reference. The discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and supplementary data contained in the Company's Annual Report to Stockholders.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The  information  required in response to this item is contained in the
Annual  Report  to  Stockholders  under  the  caption  "Consolidated   Financial
Statements," and is incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.

PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required in response to this item is contained in the Company's definitive Proxy Statement (the "Proxy Statement") for its Annual Meeting of Stockholders to be held April 28, 1999 under the caption "The Board of Directors, Nominees and Executive Officers" and is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

         The information required in response to this item is contained in the Company's Proxy Statement under the caption "Executive Officer Compensation" and is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information with respect to security ownership of certain beneficial owners and management is incorporated by reference to the section "Principal Owners of Our Common Stock" in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 28, 1999.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required in response to this item is contained in the Proxy Statement under the caption "Transactions with Directors and Officers" and is incorporated herein by reference.

PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Documents filed as part of this report:

         1., 2.    Financial Statements and Schedules

                   The Consolidated Financial Statements are incorporated by reference to the following pages from the 1998 Annual Report to Stockholders, attached hereto as Exhibit 13.1:

                                                                        Page
                                                                        ----

                   Independent Auditor's Report                           14
                   Consolidated Balance Sheets                            15
                   Consolidated Statements of Income                      16
                   Consolidated Statements of Stockholders' Equity
                     and Comprehensive Income                             17
                   Consolidated Cash Flow Statements                     18-19
                   Notes to Consolidated Financial Statements            20-37

                   No schedules are required to be filed with this report.

         3.0       Exhibits

                   3.1 Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company's Form S-1 Registration Statement (No. 333-57259) filed with the Securities and Exchange Commission on June 19, 1998).

                   3.2 Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company's Form S-1 Registration Statement (No. 333-57259) filed with the Securities and Exchange Commission on June 19, 1998).

                   10.1 Employment Agreement between Cortland Savings Bank and Wesley D. Stisser (incorporated by reference to
                          Exhibit 10.1 of the Company's Form S-1 Registration Statement (No. 333-57259) filed with the Securities and Exchange Commission on June 19, 1998).

                   10.2   Employment Agreement between Cortland Savings Bank and
                          F.  Michael  Stapleton  (incorporated  by reference to
                          Exhibit 10.2 of the Company's Form S-1 Registration Statement (No. 333-57259) filed with the Securities and Exchange Commission on June 19, 1998).

                   10.3 Employment Agreement between Cortland Savings Bank and Steven A. Covert (incorporated by reference to Exhibit
                          10.3 of the Company's Form S-1 Registration Statement (No. 333-57259) filed with the Securities and Exchange Commission on June 19, 1998).

                   10.4 Employment Agreement between Cortland Savings Bank and Kerry D. Meeker (incorporated by reference to Exhibit
                          10.4 of the Company's Form S-1 Registration Statement (No. 333-57259) filed with the Securities and Exchange Commission on June 19, 1998).

                   13.1   1998 Annual Report to Stockholders

                   21.1   Subsidiaries of the Company

                   27.1   Financial Data Schedule


(b)      Reports on Form 8-K

               None.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               CNY FINANCIAL CORP.


                                     WESLEY D. STISSER                                           MARCH 25, 1999
     By:    Wesley D. Stisser    /s/ ----------------------------------------------------     -------------------
                                     President & Chief Executive Officer                          (Dated)

                                     STEVEN A. COVERT                                            MARCH 25, 1999
            Steven A. Covert     /s/ ----------------------------------------------------     -------------------
                                     Executive Vice President & Chief Financial Officer           (Dated)

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                     JOSEPH H. COMPAGNI                                          MARCH 25, 1999
            Joseph H. Compagni   /s/ ----------------------------------------------------     -------------------
                                     Director                                                      (Dated)

                                     PATRICK J.HAYES                                             MARCH 25, 1999
            Patrick J. Hayes     /s/ ----------------------------------------------------     -------------------
                                     Director                                                      (Dated)

                                     ROBERT S. KASHDIN                                           MARCH 25, 1999
            Robert S. Kashdin    /s/ ----------------------------------------------------     -------------------
                                     Director                                                      (Dated)

                                     HARVEY KAUFMAN                                              MARCH 25, 1999
            Harvey Kaufman       /s/ ----------------------------------------------------     -------------------
                                     Director                                                      (Dated)

                                     DONALD P. REED                                              MARCH 25, 1999
            Donald P. Reed       /s/ ----------------------------------------------------     -------------------
                                     Director                                                      (Dated)

            Lawrence Seidman         ----------------------------------------------------     -------------------
                                     Director                                                      (Dated)

                                     TERRANCE D. STALDER                                         MARCH 25, 1999
            Terrance D. Stalder  /s/ ----------------------------------------------------     -------------------
                                     Director                                                      (Dated)

                                     WESLEY D. STISSER                                           MARCH 25, 1999
            Wesley D. Stisser    /s/ ----------------------------------------------------     -------------------
                                     Director                                                      (Dated)


                                INDEX TO EXHIBITS


3.1      Certificate of Incorporation of the Company*

3.2      Bylaws of the Company*

10.1     Employment  Agreement  between  Cortland  Savings  Bank and  Wesley  D.
         Stisser*

10.2     Employment  Agreement  between  Cortland  Savings  Bank and F.  Michael
         Stapleton*

10.3     Employment  Agreement  between  Cortland  Savings  Bank and  Steven  A.
         Covert*

10.4     Employment Agreement between Cortland Savings Bank and Kerry D. Meeker*

13.1     1998 Annual Report to Stockholders

21.1     Subsidiaries of the Company

27.1     Financial Data Schedule


*Previously filed.