Form 10-Q
period 1999-03-31
CNY FINANCIAL CORP
filed 1999-05-06
CIK 1063918

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                     0-24739
                             Commission File Number


                            CNY Financial Corporation
             (Exact name of registrant as specified in its charter)

             DELAWARE                                 16-1557490
  (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                   Identification No.)



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

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant was approximately $51.8 million as of May 3, 1999. As of May 3, 1999, the registrant had 5,088,829 shares of Common Stock outstanding.

                                TABLE OF CONTENTS


Part I.       FINANCIAL IMFORMATION

         Item 1.  Financial Statements
                  Condensed Consolidated Balance Sheets..............................   1
                  Condensed Consolidated Statements of Income........................   2
                  Condensed Consolidated Statements of Cash Flows....................   3
                  Footnotes to Unaudited Condensed
                    Consolidated Financial Statement.................................   4

         Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operation.....................   5

         Item 3   Quantitative and Qualitative Disclosures about Market Risk.........  12



Part II.      OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Security Holders................  12

         Item 6.  (a)      Exhibits..................................................  13
                  (b)      Reports of Form 8-K.......................................  13
                           None

         Form 10-Q Signature Page....................................................  14

                                          CNY Financial Corporation and Subsidiary
                                            Condensed Consolidated Balance Sheet
                                              (In thousands, except share data)


                                                                                          March 31,            December 31,
                                                                                            1999                   1998
----------------------------------------------------------------------------------------------------------------------------
ASSETS                                                                                   (unaudited)
Cash and due from banks                                                                 $   5,812                $   4,432
Interest-bearing balances at financial institutions and federal funds sold                  1,130                   10,104
Securities available-for-sale, at fair value                                               96,409                   88,437
Securities held-to-maturity (fair value of $9,324 in 1999 and $10,404
     in 1998)                                                                               9,268                   10,318
Loans, net of deferred fees                                                               162,336                  161,701
Less allowance for loan losses                                                              2,569                    2,494
----------------------------------------------------------------------------------------------------------------------------
     Net loans                                                                            159,767                  159,207
Premises and equipment, net                                                                 3,239                    3,243
Federal Home Loan Bank stock, at cost                                                       1,637                    1,303
Other assets                                                                                4,661                    4,142
----------------------------------------------------------------------------------------------------------------------------
                                                                                        $ 281,923                $ 281,186
============================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits
     Non-interest bearing demand accounts                                               $  10,658                $  10,780
     Interest bearing deposits                                                            184,749                  185,234
----------------------------------------------------------------------------------------------------------------------------
Total deposits                                                                            195,407                  196,014
Advance payments by borrowers for property taxes and insurance                                819                    1,450
Borrowings                                                                                  5,000                    1,000
Other liabilities                                                                           3,150                    3,652
----------------------------------------------------------------------------------------------------------------------------
     Total liabilities                                                                    204,376                  202,116
----------------------------------------------------------------------------------------------------------------------------
Stockholders' equity
     Common Stock, $0.01 par value, 8,500,000 shares authorized,
          5,356,662 shares issued and outstanding                                              54                       54
     Additional paid-in-capital                                                            51,298                   51,289
     Retained earnings                                                                     32,405                   31,848
     Treasury stock, at cost; 267,833 and 105,625 shares in 1999 and 1998                  (2,775)                  (1,067)
     Other equity                                                                          (3,435)                  (3,054)
----------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                                 77,547                   79,070
----------------------------------------------------------------------------------------------------------------------------
                                                                                        $ 281,923                $ 281,186
============================================================================================================================

See  accompanying  notes  to  the  unaudited  condensed  consolidated  financial statements.

                         CNY Financial Corporation and Subsidiary
                              Condensed Statements of Income
                        Three Months Ended March 31, 1999 and 1998
                             (In thousands, except share data)
                                        (Unaudited)


                                                                  1999              1998
------------------------------------------------------------------------------------------
Interest income
     Loans                                                   $    3,288          $  3,377
     Securities                                                   1,444               848
     Other short-term investments                                    84                86
------------------------------------------------------------------------------------------
Total interest income                                             4,816             4,311
Interest expense
     Deposits                                                     1,775             2,010
     Borrowings                                                      17                --
------------------------------------------------------------------------------------------
Total interest expense                                            1,792             2,010
------------------------------------------------------------------------------------------
Net interest income                                               3,024             2,301
Provision for loan losses                                            75                75
------------------------------------------------------------------------------------------
Net interest income after provision for loan losses               2,949             2,226
Non-interest income
     Service charges                                                171               186
     Net gain on sale of securities                                  --                 6
     Other                                                           45                55
------------------------------------------------------------------------------------------
Total non-interest income                                           216               245
Non-interest expenses
     Salaries and employee benefits                                 928               812
     Building, occupancy and equipment                              222               214
     Other                                                          680               619
------------------------------------------------------------------------------------------
Total non-interest expenses                                       1,830             1,645
------------------------------------------------------------------------------------------
Income before income tax expense                                  1,335               826
Income tax expense                                                  586               333
------------------------------------------------------------------------------------------
Net income                                                   $      749          $    493
==========================================================================================
Basic earnings per share                                     $    0. 16               N/A
==========================================================================================
Weighted average shares outstanding                           4,711,725               N/A
==========================================================================================

See accompanying notes to the unaudited condensed consolidated financial statements.


                                        CNY Financial Corporation and Subsidiary
                                     Condensed Consolidated Statements of Cash Flows
                                       Three Months Ended March 31, 1999 and 1998
                                                     (In thousands)
                                                       (Unaudited)


                                                                                     1999                        1998
------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                          $    410                    $  4,220

CASH  FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sales of securities available-for-sale                                --                       2,006
     Proceeds from maturities and principle reductions of available-for-
          sale securities                                                            25,407                       5,155
     Purchase of securities available-for-sale                                      (34,221)                     (8,214)
     Proceeds from maturities and principle reductions of held-to-
          maturity securities                                                         1,043                       1,593
     Purchases of securities held-to-maturity                                            --                      (1,522)
     Purchase of FHLB stock                                                            (334)                        (12)
     Net (increase) decrease in loans                                                  (635)                        542
     Proceeds from sale of real estate owned                                             --                         243
     Premises and equipment expenditures                                               (126)                       (117)
------------------------------------------------------------------------------------------------------------------------
 Net cash used in investing activities                                               (8,866)                       (326)
------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Decrease in deposits                                                              (607)                     (1,536)
     Decrease in advance payments by borrowers for property taxes and
          insurance                                                                    (631)                       (624)
     Net increase in Federal Home Loan Bank advances                                  4,000                          --
     Cash dividends on common stock                                                    (192)                         --
     Treasury stock purchased                                                        (1,708)                         --
------------------------------------------------------------------------------------------------------------------------
Net cash provided by (unused in) financing activities                                   862                      (2,160)
------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                 (7,594)                      1,734
Cash and cash equivalents at beginning of period                                     14,536                       8,079
------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $  6,942                    $  9,813
========================================================================================================================

See  accompanying  notes  to  the  unaudited  condensed  consolidated  financial statements.

                    CNY Financial Corporation and Subsidiary
         Notes to Unaudited Condensed Consolidated Financial Statements


NOTE 1:  BASIS OF PRESENTATION

         The financial information of CNY Financial Corporation and subsidiary (the Company) included herein is unauditied; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of the interim period ended March 31, 1999 are not necessarily indicative of the results expected for the year ended December 31, 1999.

         The data in the condensed consolidated balance sheet for December 31, 1998 was derived from the Company's 1998 Annual Report to Shareholders. That data, along with the other interim financial information presented in the condensed consolidated balance sheets, statements of income, and statements of cash flows should be read in conjunction with the consolidated financial statements, including the notes thereto, contained in the 1998 Annual Report to Shareholders.

NOTE 2:  EARNINGS PER SHARE

         Basic earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period. Prior to the conversion to a stock savings bank, earnings per share are not applicable as the mutual savings bank had no shares outstanding. Unallocated shares held by the Company's ESOP are not included in the weighted average number of shares outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

        CNY Financial Corporation, a Delaware corporation incorporated in 1998 (the "Company") is a bank holding company headquartered in Cortland, New York with total assets of over $281 million at March 31, 1999. Through its wholly owned subsidiary, Cortland Savings Bank, which was founded in 1866 (the "Bank"), the Company engages in full service community banking. The Bank is also headquartered in Cortland, New York, and has three full service offices in Cortland County, and a loan production office in Ithaca, Tompkins County.

        The Company provides community banking services, primarily to individuals and small-to-medium-sized businesses, in Cortland County and the neighboring counties. These services include traditional checking, NOW, money market, savings and time deposit accounts. The Company offers home equity, home mortgage, commercial real estate, commercial and consumer loans, safe deposit facilities and other services specially tailored to meet the needs of customers in its target markets.

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

         The Bank's result of operations depend principally on its net interest income, which is the difference between the income earned on its loans and securities and its cost of funds, principally interest paid on deposits. Net interest income is dependent on the amounts and yields of interest earning assets as compared to the amounts of and rates on interest bearing liabilities. Net interest income is sensitive to changes in market rates of interest and the Company's asset/liability management procedures in coping with such changes. Results of operations are also affected by the provision for loan losses, the volume of non-performing assets and the levels of non-interest income, and non-interest expense.

         Sources of non-interest income include categories such as deposit account fees and other service charges, gains on the sale of securities and fees for banking services such as safe deposit boxes. The largest category of non-interest expense is compensation and benefits expense. Other principal categories of non-interest expense are occupancy expense and real estate owned expense, which represents expense in connection with real estate acquired in foreclosure or in satisfaction of a debt owed to the Company.

FINANCIAL CONDITION

         Total assets at March 31, 1999 were $281.9 million compared to $281.2 million at December 31, 1998. The primary cause of the $737,000 increase was a $635,000 increase in loans, net of deferred fees which is attributed to new loan closings exceeding paydowns.

         Additionally, the Company repositioned a portion of its invested funds in the first quarter to take advantage of higher rates available by extending the average maturity of investments. The Company's securities portfolio increased $6.9 million from the end of 1998 and totaled $105.7 million at March 31, 1999. The majority of purchases were 15 year mortgage-backed securities, and were funded by a reduction in federal funds sold and interest-bearing balances at other banks of $9.0 million.

         Total deposits declined $607,000 from December 31, 1998, and totaled $195.4 million at March 31, 1999. Now accounts experienced the largest decline and were $10.5 million at March 31, 1999 compared with $11.1 million at the end of 1998. This $645,000 decline is attributed to the timing of customer transactions.

         Borrowings were $5.0 million and $1.0 million at March 31, 1999 and December 31, 1998, respectively. This $4.0 increase was required to fund the growth in assets, the decline in deposits and the stock repurchases discussed in the following paragraph.

         Stockholders' equity was $77.5 million at March 31, 1999 compared to $79.1 million at December 31, 1998. The primary contributor to this $1.5 million decline was completion of the Company's previously announced share repurchase program. 162,208 shares of the Company's common stock were purchased through the end of January, at an average price of $10.53 per share. These repurchases were in addition to the 105,625 shares repurchased during December 1998, bringing the total shares repurchased to 267,833 at an average price of $10.36. The impact of these share repurchases has been a significant improvement in the Company's book value per share which was $15.24 at March 31, 1999 compared to $15.06 at the end of 1998.

OPERATING RESULTS

         Net income was $749,000 or $0.16 per common share for the three months ended March 31, 1999. These results compare with net income of $493,000 for the first quarter of 1998, and reflect a $256,000, or 51.9%, increase.

NET INTEREST INCOME

         The major source of earnings for the Company is net interest income. Net interest income for the three months ended March 31, 1999 and 1998 was $3.0 million and $2.3 million, respectively. This $723,000 improvement is primarily attributable to the investment of proceeds received from the conversion. Competitive pressures and overall market interest rates continued to put downward pressure on the Company's loan rates, however. The Company's annualized yield on loans was 8.34% for the three months ended March 31, 1999, compared with 8.72% for the first quarter of 1998. This reduction was, however, offset by the investment of the proceeds received from the conversion, which resulted in improvement in the Company's net interest margin to 4.62% for the quarter ended March 31, 1999, compared with 4.27% for the three month period ended March 31, 1998.

         The following table sets forth the average daily balances, net interest income and expense and average yields and rates for the Company's earning assets and interest bearing liabilities for the indicated periods. No tax-equivalent adjustments were made.

                                                                        THREE MONTHS ENDED MARCH 31,
                                              ------------------------------------------------------------------------------
                                                               1999                                     1998
                                              ------------------------------------------------------------------------------
                                                                           AVERAGE                                  AVERAGE
                                                              AVERAGE       YIELD/                     AVERAGE       YIELD/
                                                INTEREST      BALANCE        COST        INTEREST      BALANCE        COST
----------------------------------------------------------------------------------------------------------------------------
                                                                           (Dollars in thousands)

Loans (1)                                     $   3,288       $159,810       8.34%       $ 3,377       $157,134       8.72%
Securities (2)                                    1,444         97,965       5.98            848         54,852       6.27
Other short-term investments                         84          7,556       4.51             86          6,645       5.25
----------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                     4,816        265,331       7.36%         4,311        218,631       8.00%
----------------------------------------------------------------------------------------------------------------------------
Non-interest-earning assets                                     12,070                                   13,553
----------------------------------------------------------------------------------------------------------------------------
Total assets                                                  $277,401                                 $232,184
============================================================================================================================

Savings accounts (3)                          $     378       $ 62,955       2.44%       $   474       $ 63,748       3.02%
Money market accounts                                47          7,947       2.40             57          8,385       2.76
NOW accounts                                         32         10,570       1.23             40          9,357       1.73
Certificates of deposits                          1,318        104,097       5.13          1,439        108,067       5.40
Borrowings                                           17          1,111       6.21             --             --         --
----------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities            $   1,792        186,680       3.89%       $ 2,010        189,557       4.30%
Non interest-bearing liabilities                                12,544                                   12,076
----------------------------------------------------------------------------------------------------------------------------
Total liabilities                                              199,224                                  201,633
Stockholders' equity                                            78,177                                   30,551
----------------------------------------------------------------------------------------------------------------------------
Total liabilities and equity                                  $277,401                                 $232,184
============================================================================================================================

Net interest income/spread                    $   3,024                      3.47%       $  2,301                     3.70%

Net earning assets/net interest margin                        $ 78,651       4.62%                     $ 29,074       4.27%

Ratio of average interest-earning assets
     to average interest-bearing liabilities                      1.42x                                    1.15x
============================================================================================================================

---------------

(1)  Average balances include loans held for sale and non-accrual  loans, net of the allowance for loan losses.  Interest is recognized on non-accrual loans only as and when received.

(2)  Securities  are  included at amortized  cost,  with net  unrealized  gains or losses on  securities  available-for-sale included as a component of non-earning assets. Securities include Federal Home Loan Bank stock.

(3)  Includes advance payments for taxes and insurance (mortgage escrow deposits).


CHANGES IN INTEREST INCOME AND EXPENSE

        One method of analyzing net interest income is to consider how changes in average balances and average rates from one period to the next affect net interest income. The following table shows the dollar amount of changes in interest income and expense by major categories of interest earning assets and interest bearing liabilities attributable to changes in volume or rate or both, for the periods indicated.

        Volume variances are computed using the change in volume multiplied by the previous year's rate. Rate variances are computed using the changes in rate multiplied by the previous year's volume. The change in interest due to both rate and volume has been allocated between the factors in proportion to the relationship of the absolute dollar amounts of the change in each.

                                                                               THREE MONTHS ENDED MARCH 31,
                                                            -------------------------------------------------------------------
                                                                                      1999 VS. 1998
                                                            -------------------------------------------------------------------
                                                                               INCREASE (DECREASE) DUE TO:
                                                                   VOLUME                 RATE                   TOTAL
-------------------------------------------------------------------------------------------------------------------------------
                                                                                      (In thousands)
INTEREST-EARNING ASSETS:
Loans                                                            $    57                  $ (146)              $   (89)
Securities                                                           637                     (41)                  596
Other short-term investments                                          11                     (13)                   (2)
-------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                                        705                    (200)                  505
-------------------------------------------------------------------------------------------------------------------------------

INTEREST-BEARING LIABILITIES:
Savings accounts                                                      (6)                    (90)                  (96)
Money market accounts                                                 (3)                     (7)                  (10)
NOW accounts                                                           5                     (13)                   (8)
Certificate of deposit                                               (52)                    (69)                 (121)
Borrowings                                                            17                      --                    17
-------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities                                   (39)                   (179)                 (218)
-------------------------------------------------------------------------------------------------------------------------------
NET CHANGE IN NET INTEREST INCOME                                 $  744                 $   (21)             $    723
===============================================================================================================================

        PROVISION FOR LOAN LOSSES. The provision for loan losses was $75,000 for the three months ended March 31, 1999 and was equivalent to the amount recorded in the first quarter of 1998. This level of provision was considered adequate given the Company's level of non-performing loans as shown in the table below.

        OTHER OPERATING EXPENSE. Non-interest expense was $1.8 million and $1.6 million for the three months ended March 31, 1999 and 1998, respectively. The primary contributor to this $185,000 increase was a $116,000 increase in salaries and employee benefits expense primarily attributable to $61,000 of expenses recorded for the Company's ESOP and the hiring of experienced senior personnel in 1998 and 1999.

        INCOME TAXES. Income tax expense for the quarter ended March 31, 1999 was $586,000 compared with $333,000 for the same period in 1998, representing a $253,000 increase. The increase is attributed to the improvement in net income before taxes, the timing of various tax preference items and the establishment of a wholly-owned Real Estate Investment Trust. The impact of these timing items is expected to reverse in following quarters, thereby reducing the Company's effective tax rate.


BUSINESS OF THE COMPANY

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

                                             MARCH 31, 1999      DECEMBER 31, 1998
                                           -----------------------------------------
                                           AMORTIZED    FAIR     AMORTIZED   FAIR
                                             COST       VALUE      COST      VALUE
------------------------------------------------------------------------------------
                                                        (In thousands)
SECURITIES AVAILABLE-FOR-SALE:
U.S. Treasury securities                   $  8,532   $  8,591   $  8,041   $  8,136
U.S. Government agencies                      4,997      4,989      4,996      5,028
Corporate debt obligations                   28,108     28,197     27,649     27,822
State and municipal sub-divisions               916        916        917        927
Mortgage-backed securities                   50,400     49,952     42,801     43,041
------------------------------------------------------------------------------------
Total debt securities                        92,953     92,645     84,404     84,954
Equity securities                             2,217      3,764      2,072      3,483
------------------------------------------------------------------------------------
Total available-for-sale                     95,170     96,409     86,476     88,437
------------------------------------------------------------------------------------
SECURITIES HELD-TO-MATURITY:
U.S. Government agencies                      1,005      1,002      1,505      1,507
Corporate debt obligations                    2,855      2,870      2,858      2,878
State and municipal sub-divisions               746        759        747        764
Mortgage-backed securities                    4,662      4,693      5,208      5,255
------------------------------------------------------------------------------------
Total held-to-maturity                        9,268      9,324     10,318     10,404
------------------------------------------------------------------------------------
TOTAL SECURITIES                           $104,438   $105,733   $ 96,794   $ 98,841
====================================================================================


LENDING ACTIVITIES
         The loan portfolio is the largest category of the Company's interest earning assets.

         LOAN  PORTFOLIO  COMPOSITION.   The  following  table  sets  forth  the
composition of the Company's loan portfolio in dollar amounts and in percentages at the dates indicated.

                                            MARCH 31, 1999        DECEMBER 31, 1998
                                         --------------------------------------------
                                                     PERCENT                  PERCENT
                                          AMOUNT     OF TOTAL     AMOUNT     OF TOTAL
-------------------------------------------------------------------------------------
                                                   (Dollars in thousands)
Real estate loans:
Residential                              $ 102,735     63.24%    $101,885       62.96%
Construction                                   220      0.14          145        0.09
Home equity                                  6,779      4.17        6,804        4.20
Commercial mortgages                        29,116     17.92       29,224       18.06
-------------------------------------------------------------------------------------
Total real estate loans                    138,850     85.47      138,058       85.31
-------------------------------------------------------------------------------------
Other loans:
Guaranteed student loans                     1,304      0.80        1,016        0.63
Property improvement loans                     656      0.40          709        0.44
Automobile loans                            10,751      6.62       10,854        6.71
Other consumer loans                         4,251      2.62        4,597        2.84
Commercial loans                             6,645      4.09        6,588        4.07
-------------------------------------------------------------------------------------
Total other loans                           23,607     14.53       23,764       14.69
-------------------------------------------------------------------------------------
Total loans                                162,457    100.00%     161,822      100.00%
Less:
Deferred loan fees, net                        121                    121
Allowance for loan losses                    2,569                  2,494
-------------------------------------------------------------------------------------
Total loans, net                         $ 159,767               $159,207
=====================================================================================

ASSET QUALITY

        NON-PERFORMING LOANS. Non-performing loans include: (1) loans accounted for on a non-accrual basis; (2) accruing loans contractually past due ninety days or more as to interest or principal payments; (3) loans whose terms have been renegotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower.

        The following table provides certain information on the Company's non-performing loans at the dates indicated.

                                                              MARCH 31,    DECEMBER 31,
                                                                1999           1998
       --------------------------------------------------------------------------------
                                                              (Dollars in thousands)
       Non-accrual loans:
       Residential mortgages                                  $    974         $ 667
       Commercial mortgages                                        165           167
       --------------------------------------------------------------------------------
       Total real estate loans                                   1,139           834
       Commercial loans                                             70            71
       Other loans                                                  47            15
       --------------------------------------------------------------------------------
       Total non-accrual loans                                   1,256           920
       Accruing loans past due 90 days or more:                     --            --
       Residential mortgages                                        --            --
       Commercial mortgages                                         --            --
       --------------------------------------------------------------------------------
       Total real estate loans                                      --            --
       Commercial loans                                             --            11
       Other loans                                                   2             4
       --------------------------------------------------------------------------------
       Total loans past due 90 days or more and still
            accruing                                                 2            15
       --------------------------------------------------------------------------------
       Total non-performing loans                                1,258           935
       Real estate owned                                           260           260
       --------------------------------------------------------------------------------
       Total non-performing assets                             $ 1,518        $1,195
       ================================================================================
       Non-performing loans as a percent of total loans           0.77%         0.58%
       Non-performing assets as a percent of total assets         0.54%         0.42%
       ================================================================================

        At March 31, 1999 there were no loans other than those included in the table with regard to which management had information about possible credit problems of the borrower that caused management to seriously doubt the ability of the borrower to comply with present loan repayment terms.

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

        The analysis of the adequacy of the allowance is reported to and reviewed by the Loan Committee of the Board of Directors of the Bank monthly. Management believes it uses a reasonable and prudent methodology to estimate probable future losses in the loan portfolio, and hence assess the adequacy of the allowance for loan losses. However, any such assessment is speculative and future adjustments may be necessary if economic conditions or the Company's actual experience differ substantially from the assumptions upon which the evaluation of the allowance was based. Moreover, future additions to the allowance may be necessary based on changes in economic and real estate market conditions, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of management's control.

        Loans are charged to the allowance for loan losses when deemed uncollectible by management, unless sufficient collateral exists to repay the loan.

        Set forth in the following table is an analysis of the allowance for loan losses.

                                                                           PERIOD ENDED MARCH 31,
                                                                           ----------------------
                                                                            1999          1998
-------------------------------------------------------------------------------------------------
                                                                           (Dollars in thousands)
Allowance for loan losses, beginning of period                             $  2,494       $2,143
Provision for loan losses                                                        75           75
-------------------------------------------------------------------------------------------------
Charge-offs:
Real estate                                                                      --           --
Commercial                                                                       --           23
Other                                                                            21           16
-------------------------------------------------------------------------------------------------
Total charge-offs                                                                21           39
Recoveries:
Real estate                                                                       1           23
Commercial                                                                        3            9
Other                                                                            17           19
-------------------------------------------------------------------------------------------------
Total recoveries                                                                 21           51
-------------------------------------------------------------------------------------------------
Net charge-offs (recoveries)                                                     --          (12)
-------------------------------------------------------------------------------------------------
Allowance for loan losses, end of period                                   $  2,569       $2,230
=================================================================================================
Allowance for loan losses as a percent of total loans                         1.58%         1.43%
Allowance for loan losses as a percent of non-performing loans              204.21%       151.91%
Ratio of net charge-offs (recoveries) to average loans outstanding              --%        (0.01)%
=================================================================================================

SOURCES OF FUNDS

         DEPOSITS. The Company's primary source of funds is deposits. The Company offers several types of deposit programs to its customers, including passbook and statement savings accounts, NOW accounts, money market deposit accounts, checking accounts and certificates of deposit. The Company's deposits are obtained predominantly from its Cortland County market area.

        The following table sets forth deposits at the period indicated.

                                            MARCH 31, 1999    DECEMBER 31, 1998
-------------------------------------------------------------------------------
                                                      (In thousands)
Non-interest bearing demand accounts          $   10,658         $    10,780
Savings accounts                                  62,268              61,820
Certificates of deposit                          104,029             104,317
Money market accounts                              7,975               7,975
NOW accounts                                      10,477              11,122
-------------------------------------------------------------------------------
Total deposits                                $  195,407         $   196,014
===============================================================================

         BORROWINGS. The Company maintains an available overnight line of credit with the Federal Home Loan Bank of New York (FHLB) for use in the event of unanticipated funding needs which cannot be satisfied from other sources. Additionally, the Company may borrow term advances for the FHLB. The Company had $5 million of borrowings from the FHLB at March 31, 1999.

LIQUIDITY AND CAPITAL

         SHAREHOLDERS' EQUITY AND CAPITAL STANDARDS. The Company and the Bank are subject to capital adequacy requirements established by the federal banking agencies.

         At March 31, 1999, the Company and Bank met all capital adequacy requirements to which they were subject.

         The following is a summary of the Company's and Bank's actual capital amounts and ratios compared to the regulatory minimum capital adequacy requirements and the FDIC requirements for classification of the Bank as a "well capitalized" institution under prompt corrective action provisions (dollars in thousands):

                                                                                                       To be classified as
                                                                              Minimum capital         well capitalized under
                                                                                 adequacy               prompt corrective
                                                        Actual                 requirements              action provisions
                                                -----------------------------------------------------------------------------
                                                 Amount          Ratio      Amount        Ratio         Amount        Ratio
-----------------------------------------------------------------------------------------------------------------------------
At March 31, 1999:
TOTAL CAPITAL (TO RISK WEIGHTED ASSETS):
     Company                                    $ 78,674         47.77%    $  13,176     => 8.00%           N/A
     Bank                                         61,250         39.53        12,397     => 8.00%      $ 15,496      => 10.00%
TIER 1 CAPITAL (TO RISK WEIGHTED ASSETS):
     Company                                      75,945         46.15         6,588     => 4.00%           N/A
     Bank                                         58,609         37.82         6,198     => 4.00%         9,297      =>  6.00%
TIER 1 CAPITAL (TO AVERAGE ASSETS):
     Company                                      75,945         27.38        11,096     => 4.00%           N/A
     Bank                                       $ 58,609         21.96%    $  10,677     => 4.00%      $ 13,347      =>  5.00%
=============================================================================================================================


         OPERATING INVESTING AND FINANCING ACTIVITIES. The Company's cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Net cash provided by operating activities consists primarily of earnings. Net cash provided by operating activities was $410,000 and $4.2 million for the three months ended March 31, 1999 and 1998, respectively. The primary contributor to this $3.8 million decline was the $3.1 million of proceeds received from the sale of problem loans in the first quarter of 1998. There was no such transaction in 1999. Net cash used in investing activities consists principally of securities and loan transactions. Net cash used in investing activities was $8.9 million and $326,000 for the three months ended March 31, 1999 and 1998, respectively. The primary contributor to this $8.5 million increase was the redeployment of short-term funds into longer-term investments as discussed in "Financial Condition." Cash flows from financing activities consist principally of deposit flows and borrowing transactions. Net cash of $862,000 was provided by financing transactions in the first quarter of 1999 compared to cash used by financing activities of $2.2 million for the three months ended March 31, 1998. This $3.0 million change is primarily attributed to the $4.0 million borrowing partially offset by treasury stock purchases of $1.7 million, both as previously discussed.

YEAR 2000 CONSEQUENCES

         The information contained in this section represents a Year 2000 Readiness Disclosure under the Year 2000 Information and Readiness Disclosure Act.

         The operations of the Company are substantially dependent upon computer data processing for its deposit accounts, loans, and financial records and other matters. Many computer systems and other equipment containing microchips will not operate accurately after January 1, 2000. The Company has undertaken a comprehensive review of all systems believed to create potential risks in order to eliminate any Year 2000 operating difficulties.

         Since the end of 1998, the Company has continued the testing of its computer chip reliant systems and has not identified any major or costly performance deficiencies. Testing will continue through 1999.

FORWARD-LOOKING STATEMENTS

        In this Form 10-Q, the Company, when discussing the future, may use words like "will probably result", "are expected to", "may cause", "is anticipated", "estimate", "project", or similar words. These words represent forward-looking statements. In addition, any analysis of the adequacy of the allowance for loan losses or the interest rate sensitivity of the Company's assets and liabilities, represent attempts to predict future events and circumstances and also represent forward-looking statements.

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

ITEM 3.   QUANTITATIVE AND QUALITATITIVE DISCLOSURES ABOUT MARKET RISK

         For information concerning CNY Financial Corporation's quantitative and qualitative disclosures about market risk, refer to Item 7A of the CNY Financial Corporation Annual Report on Form 10-K for the year ended December 31, 1998 as filed with the Securities and Exchange Commission on March 26, 1999 and the sections of the Annual Report to Stockholders referenced therein and included in such report on form 10-K, particularly the discussion at pages 9 and 10 of the Annual Report to Stockholders under the caption "Asset/Liability Management and Market Risk." There has been no material changes since December 31, 1998.

PART II

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         CNY Financial Corporation had an annual meeting of stockholders on April 28, 1999. At the meeting, Patrick J. Hayes, Robert S. Kashdin and Lawrence Seidman were elected as directors. The terms of office of directors Joseph H. Compagni, Harvey Kaufman, Donald P. Reed, Terrance D. Stalder and Wesley D. Stisser continue after the meeting.

         In addition to the election of directors, stockholders voted upon (i) the approval of a stock option plan which provides for the award of options to purchase up to 535,662 shares of stock of CNY Financial Corporation to directors, officers and employees; (ii) the approval of a Personnel Recognition and Retention Plan which provides for the award of up to 214,266 shares of restricted stock of CNY Financial Corporation to directors, officers and employees; and (iii) the ratification of the appointment of KPMG LLP as auditors.

         The votes cast for all nominees for directors, and the votes on the other three matters, were as follows:

         The election of directors:

                      Name                                    For       Withheld
                      ----                                    ---       --------

                Patrick J. Hayes                           4,346,133     106,798
                Robert S. Kashdin                          4,365,951      87,371
                Lawrence B. Seidman                        4,061,951     390,980
                No other person received votes.

         The stock option plan:
                For                                        2,816,064
                Against                                      538,691
                Abstain                                       54,290
                Broker non-votes                           1,043,886

         The Personnel Recognition and Retention Plan:
                For                                        2,721,904
                Against                                      599,761
                Abstain                                       87,380
                Broker non-votes                           1,043,886

         The ratification of the appointment of auditors:
                For                                        4,311,660
                Against                                       73,536
                Abstain                                       67,735

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
(a)      Documents filed as part of this report:

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

                  27.1   Financial Data Schedule.

(b)      Reports on Form 8-K

         None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               CNY FINANCIAL CORP.


    By:  /s/   WESLEY D. STISSER                                     May 6, 1999
         --------------------------------------------------------    -----------
               Wesley D. Stisser                                       (Dated)
               President & Chief Executive Officer

         /s/   STEVEN A. COVERT                                      May 6, 1999
         --------------------------------------------------------    -----------
               Steven A. Covert                                        (Dated)
               Executive Vice President & Chief Financial Officer

                                Index To Exhibits


     3.1        Certificate of Incorporation of the Company*
     3.2        Bylaws of the Company*
    27.1        Financial Data Schedule


*Previously filed.