Form 10-Q
period 1999-06-30
CNY FINANCIAL CORP
filed 1999-08-11
CIK 1063918

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant was approximately $58.2 million as of July 27, 1999. As of July 27, 1999, the registrant had 4,874,563 shares of Common Stock outstanding.


                                                           TABLE OF CONTENTS

Part I.       FINANCIAL INFORMATION
         Item 1.  Financial Statements (unaudited)
                  Condensed Consolidated Balance Sheets............................................................    1
                  Condensed Consolidated Statements of Income......................................................    2
                  Condensed Consolidated Statements of Stockholders' Equity and Comprehensive Income...............    3
                  Condensed Consolidated Statements of Cash Flows..................................................    4
                  Footnotes to Unaudited Condensed Consolidated Financial Statement................................    5

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations............    6

         Item 3   Quantitative and Qualitative Disclosures about Market Risk.......................................   14



Part II.      OTHER INFORMATION

         Item 6.  (a)      Exhibits................................................................................   14
                  (b)      Reports of Form 8-K.....................................................................   14
                           None

         Form 10-Q Signature Page..................................................................................   15


                                  CNY Financial Corporation and Subsidiary
                                    Condensed Consolidated Balance Sheet
                                               (In thousands)


                                                                                    June 30,    December 31,
                                                                                      1999         1998
-----------------------------------------------------------------------------------------------------------
ASSETS                                                                             (UNAUDITED)
Cash and due from banks                                                         $      5,614   $      4,432
Interest-bearing balances at financial institutions and federal funds sold                --         10,104
Securities available-for-sale, at fair value                                         106,811         88,437
Securities held-to-maturity (fair value of $7,593 at 1999 and $10,404
     at 1998)                                                                          7,643         10,318
Loans, net of deferred fees                                                          162,279        161,701
Less allowance for loan losses                                                         2,567          2,494
-----------------------------------------------------------------------------------------------------------
     Net loans                                                                       159,712        159,207
Premises and equipment, net                                                            2,803          3,243
Federal Home Loan Bank stock, at cost                                                  1,637          1,303
Other assets                                                                           5,887          4,142
-----------------------------------------------------------------------------------------------------------
                                                                                $    290,107   $    281,186
===========================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits
     Non-interest bearing demand accounts                                       $     11,758   $     10,780
     Interest bearing deposits                                                       185,473        185,234
-----------------------------------------------------------------------------------------------------------
Total deposits                                                                       197,231        196,014
Advance payments by borrowers for property taxes and insurance                         1,350          1,450
Borrowings                                                                            13,000          1,000
Other liabilities                                                                      3,154          3,652
-----------------------------------------------------------------------------------------------------------
     Total liabilities                                                               214,735        202,116
-----------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                            75,372         79,070
-----------------------------------------------------------------------------------------------------------
                                                                                $    290,107   $    281,186
===========================================================================================================


See accompanying notes to the unaudited condensed consolidated financial statements.


                                          CNY Financial Corporation and Subsidiary
                                         Condensed Consolidated Statements of Income
                                             Three and Six Months Ended June 30,
                                                1999 and 1998 (In thousands,
                                                     except share data)
                                                         (Unaudited)

                                                                     Quarter to Date                     Year to Date
                                                             -----------------------------       ---------------------------
                                                                  1999             1998             1999              1998
----------------------------------------------------------------------------------------------------------------------------
Interest income
     Loans                                                   $     3,242       $    3,332        $    6,530        $   6,709
     Securities                                                    1,569              900             3,013            1,748
     Other short-term investments                                     50              105               134              191
----------------------------------------------------------------------------------------------------------------------------
Total interest income                                              4,861            4,337             9,677            8,648
Interest expense
     Deposits                                                      1,757            2,003             3,532            4,013
     Borrowings                                                       65               --                82               --
----------------------------------------------------------------------------------------------------------------------------
Total interest expense                                             1,822            2,003             3,614            4,013
----------------------------------------------------------------------------------------------------------------------------
Net interest income                                                3,039            2,334             6,063            4,635
Provision for loan losses                                             25               75               100              150
----------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                3,014            2,259             5,963            4,485
Non-interest income
     Service charges                                                 219              218               390              404
     Net gain on sale of securities                                   19               30                19               36
     Other                                                            53               30                98               83
----------------------------------------------------------------------------------------------------------------------------
Total non-interest income                                            291              278               507              523
Non-interest expenses
     Salaries and employee benefits                                  822              960             1,750            1,772
     Building, occupancy and equipment                               176              126               398              340
     Other                                                           864              607             1,544            1,226
----------------------------------------------------------------------------------------------------------------------------
Total non-interest expenses                                        1,862            1,693             3,692            3,338
----------------------------------------------------------------------------------------------------------------------------
Income before income tax expense                                   1,443              844             2,778            1,670
Income tax expense                                                   550              283             1,136              616
----------------------------------------------------------------------------------------------------------------------------
Net income                                                   $       893       $      561        $    1,642        $   1,054
============================================================================================================================
Basic and diluted earnings per share                         $      0.19              N/A        $     0.35              N/A
============================================================================================================================
Weighted average basic shares outstanding                      4,579,831              N/A         4,650,741              N/A
============================================================================================================================

See accompanying notes to the unaudited condensed consolidated financial statements.


                                              CNY Financial Corporation and Subsidiary
                         Condensed Consolidated Statements of Stockholders' Equity and Comprehensive Income
                                                   Six Months Ended June 30, 1999
                                                             (Unaudited)
                                                  (In thousands, except share data)




                                                                           Accumulated                        Unearned
                                                      Additional             Other               Unallocated  Common
                                             Common   Paid-in   Retained Comprehensive Treasury    ESOP       Stock
                                             Stock    Capital   Earnings     Income     Stock      Shares     For PRRP    Total
--------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                 $   54  $51,289   $ 31,848    $ 1,178    $(1,067)   $(4,232)   $    --    $ 79,070
Treasury stock purchased (207,196 shares)        --       --         --         --     (2,248)        --         --      (2,248)
ESOP shares released for allocation              --       16         --         --         --        107         --         123
Stock purchased and awarded under
    Personal Recognition and Retention Plan
    (PRRP)  (169,278 shares)                     --       --         --         --         --         --     (2,031)     (2,031)
Expense of PRRP                                  --       --         --         --         --         --         69          69
Dividend payments                                --       --       (459)        --         --         --         --        (459)
Comprehensive income:
   Change in net unrealized gain
      (loss) on securities, net of tax           --       --         --       (794)        --         --         --        (794)
   Net income                                    --       --      1,642         --         --         --         --       1,642
--------------------------------------------------------------------------------------------------------------------------------
Total comprehensive income                       --       --      1,642       (794)        --         --         --         848
--------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1999                     $   54  $51,305   $ 33,031    $   384    $(3,315)   $(4,125)   $(1,962)   $ 75,372
================================================================================================================================

See accompanying notes to the unaudited condensed consolidated financial statements.

                                                             3


                                 CNY Financial Corporation and Subsidiary
                             Condensed Consolidated Statements of Cash Flows
                                 Six Months Ended June 30, 1999 and 1998
                                              (In thousands)
                                               (Unaudited)

                                                                                  Year to Date
----------------------------------------------------------------------------------------------------
                                                                                 1999         1998
----------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                   $        929  $    4,252

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from maturities and principle reductions of available-for-
          sale securities                                                         41,219      12,664
     Purchase of securities available-for-sale                                   (60,611)    (14,697)
     Proceeds from maturities and principle reductions of held-to-
          maturity securities                                                      2,676          71
     Purchase of FHLB stock                                                         (334)        (12)
     Net increase in loans                                                          (578)     (1,403)
     Proceeds from sale of real estate owned                                          48         850
     Premises and equipment expenditures                                            (141)       (162)
----------------------------------------------------------------------------------------------------
 Net cash used in investing activities                                           (17,721)     (2,689)
----------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase in deposits                                                          1,217       2,181
     Decrease in advance payments by borrowers for property taxes and
          Insurance                                                                 (100)        (16)
     Net increase in Federal Home Loan Bank advances                              12,000          --
     Cash dividends on common stock                                                 (459)         --
     Treasury stock purchased                                                     (2,704)         --
     Stock purchased for PRRP plan                                                (2,031)         --
     Repayment of ESOP loan                                                          (53)         --
----------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                          7,870       2,165
----------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                              (8,922)      3,728
Cash and cash equivalents at beginning of period                                  14,536       8,079
----------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $      5,614  $   11,807
====================================================================================================

See accompanying notes to the unaudited condensed consolidated financial statements.

                    CNY Financial Corporation and Subsidiary
         Notes to Unaudited Condensed Consolidated Financial Statements


NOTE 1:  BASIS OF PRESENTATION

                  The financial information of CNY Financial Corporation and subsidiary (the Company) included herein is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of the interim period ended June 30, 1999 are not necessarily indicative of the results expected for the year ended December 31, 1999.

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

NOTE 2:  EARNINGS PER SHARE

                  Basic earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period. Prior to the conversion to a stock savings bank on October 6, 1998, earnings per share are not applicable as the mutual savings bank had no shares outstanding. Unallocated shares held by the Company's ESOP are not included in the weighted average number of shares outstanding. The following table summarizes the computation of earnings per share for the period indicated:

                                                          Three months ended                         Six months ended
                                                             June 30, 1999                             June 30, 1999
                                               ----------------------------------------------------------------------------------
                                                  Income         Shares       Per-Share     Income        Shares       Per-Share
                                               (Numerator)    (Denominator)     Amount    (Numerator)  (Denominator)    Amount
                                               ----------------------------------------------------------------------------------
                                                                   (In thousands, except per share amounts)
                BASIC EPS
                     Net income                 $   893          4,580         $   0.19   $   1,642       4,651        $   0.35
                EFFECT OF DILUTIVE SECURITIES
                     Options                                         4                                       --
                     Unearned stock grants                           1                                       --
                                                ------------------------------             ------------ -------------
                DILUTED EPS                     $   893          4,585         $   0.19   $   1,642       4,651        $   0.35
                                                =================================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

        CNY Financial Corporation, a Delaware corporation incorporated in 1998 (the "Company") is a bank holding company headquartered in Cortland, New York with total assets of over $290 million at June 30, 1999. Through its wholly owned subsidiary, Cortland Savings Bank, which was founded in 1866 (the "Bank"), the Company engages in full service community banking. The Bank is also headquartered in Cortland, New York, and has three full service offices in Cortland County, and a loan production office in Ithaca, Tompkins County.

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

FINANCIAL CONDITION

         Total assets at June 30, 1999 were $290.1 million compared to $281.2 million at December 31, 1998. The primary cause of the $8.9 million increase was a $15.7 million increase in securities, which totaled $114.5 million at June 30, 1999.

         The Company repositioned a portion of its invested funds in the first half of 1999 to take advantage of higher rates available by extending the average maturity of investments and expanded its investment program to enhance net interest income. The Company concentrated its new securities investments in mortgage-backed securities which tend to have higher yields than government and corporate debt securities. The mortgage-backed securities had terms to maturity of 15 to 30 years, and were funded by a reduction in cash and short-term investments of $8.9 million and an increase in borrowings. The Company expects to increase its securities portfolio through further purchases of $10 million to $15 million of mortgage-backed securities.

         Borrowings were $13.0 million and $1.0 million at June 30, 1999 and December 31, 1998, respectively. This $12.0 million increase was required to fund the growth in assets, and the stock repurchases discussed in the following paragraph. Additional borrowings may be required to support the investing activities discussed above.

         Stockholders' equity was $75.4 million at June 30, 1999 compared to $79.1 million at December 31, 1998. The primary contributor to this $3.7 million decline was completion of the Company's previously announced share repurchase programs. 162,208 shares of the Company's common stock were purchased through the end of January, at an average price of $10.53 per share. Additionally, the Company repurchased 214,266 shares in May 1999 at a price of $12.00 per share to be used for grants under the Company's Personnel Recognition and Retention Plan. As of June 30, 1999, a total of 169,278 shares have been granted to participants in this plan. One impact of these share repurchases has been a significant improvement in the Company's book value per share which was $15.46 at June 30, 1999 compared to $15.06 at the end of 1998.

OPERATING RESULTS

         Net income was $893,000 or $0.19 per common share for the three months ended June 30, 1999. These results compare with net income of $561,000 for the second quarter of 1998, and reflect a $332,000, or 59.2%, increase.

         For the six months ended June 30, 1999, the Company reported net income of $1.6 million, or $0.35 per share compared with net income for the same period in 1998 of $1.1 million.

NET INTEREST INCOME

         The major source of earnings for the Company is net interest income. Net interest income for the three months ended June 30, 1999 and 1998 was $3.0 million and $2.3 million, respectively. This $755,000 improvement is primarily attributable to the investment of proceeds received from the conversion. Competitive pressures and overall market interest rates continued to put downward pressure on the Company's loan rates, however. The Company's annualized yield on loans was 8.20% for the three months ended June 30, 1999, compared with 8.63% for the second quarter of 1998. This reduction was, however, offset by the investment of the proceeds received from the conversion, which resulted in improvement in the Company's net interest margin to 4.54% for the quarter ended June 30, 1999, compared with 4.22% for the three month period ended June 30, 1998.

         The following tables set forth the average daily balances, net interest income and expense and average yields and rates for the Company's earning assets and interest bearing liabilities for the indicated periods. No tax-equivalent adjustments were made.

                                                                        THREE MONTHS ENDED JUNE 30,
                                              ----------------------------------------------------------------------------
                                                               1999                                     1998
                                              ----------------------------------------------------------------------------
                                                                           AVERAGE                                 AVERAGE
                                                              AVERAGE       YIELD/                     AVERAGE      YIELD/
                                              INTEREST        BALANCE        COST      INTEREST        BALANCE       COST
--------------------------------------------------------------------------------------------------------------------------
                                                                        (Dollars in thousands)
Loans (1)                                     $   3,242      $  158,522      8.20%     $   3,332      $ 154,795       8.63%
Securities (2)                                    1,569         105,614      5.96            900         58,885       6.13
Other short-term investments                         50           4,407      4.55            105          8,019       5.25
--------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                     4,861         268,543      7.26%         4,337        221,699       7.85%
--------------------------------------------------------------------------------------------------------------------------
Non-interest-earning assets                                      15,634                                  13,070
--------------------------------------------------------------------------------------------------------------------------
Total assets                                                 $  284,177                               $ 234,769
==========================================================================================================================

Savings accounts (3)                          $     386      $   64,309      2.41%     $     462      $  65,376       2.83%
Money market accounts                                47           7,413      2.54             57          8,263       2.77
NOW accounts                                         34          10,831      1.26             44          9,913       1.78
Certificates of deposits                          1,290         102,971      5.02          1,440        107,380       5.38
Borrowings                                           65           4,951      5.27             --             --         --
--------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities            $   1,822         190,475      3.84%     $   2,003        190,932       4.21%
Non interest-bearing liabilities                                 17,247                                  12,594
--------------------------------------------------------------------------------------------------------------------------
Total liabilities                                               207,722                                 203,526
Stockholders' equity                                             76,455                                  31,243
--------------------------------------------------------------------------------------------------------------------------
Total liabilities and equity                                 $  284,177                               $ 234,769
==========================================================================================================================

Net interest income/spread                    $   3,039                      3.42%     $   2,334                      3.64%

Net earning assets/net interest margin                      $    78,068      4.54%                    $  30,767       4.22%

Ratio of average interest-earning assets
     to average interest-bearing liabilities                       1.41x                                   1.16x
==========================================================================================================================

(1) Average balances include loans held for sale and non-accrual loans, net of the allowance for loan losses.

(FOOTNOTES CONTINUED ON NEXT PAGE)

(FOOTNOTES CONTINUED)

(2)  Securities are included at amortized  cost,  with net  unrealized  gains or
     losses  on  securities   available-for-sale  included  as  a  component  of
     non-earning assets. Securities include Federal Home Loan Bank stock.

(3)  Includes  advance  payments  for  taxes  and  insurance   (mortgage  escrow
     deposits).

                                                                         SIX MONTHS ENDED JUNE 30,
                                              ----------------------------------------------------------------------------
                                                               1999                                     1998
                                              ----------------------------------------------------------------------------
                                                                           AVERAGE                                 AVERAGE
                                                              AVERAGE       YIELD/                     AVERAGE      YIELD/
                                               INTEREST       BALANCE        COST      INTEREST        BALANCE       COST
--------------------------------------------------------------------------------------------------------------------------
                                                                         (Dollars in thousands)
Loans (1)                                     $   6,530      $ 159,163       8.27%     $   6,709       $154,919       8.73%
Securities (2)                                    3,013        101,810       5.97          1,748         56,879       6.20
Other short-term investments                        134          5,973       4.52            191          7,336       5.25
--------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                     9,677        266,946       7.31%         8,648        219,134       7.96%
--------------------------------------------------------------------------------------------------------------------------
Non-interest-earning assets                                     13,703                                   14,350
--------------------------------------------------------------------------------------------------------------------------
Total assets                                                 $ 280,649                                 $233,484
==========================================================================================================================

Savings accounts (3)                          $     764      $  63,635       2.42%     $     936       $ 64,276       2.94%
Money market accounts                                94          7,679       2.47            114          8,324       2.76
NOW accounts                                         66         10,701       1.24             84          9,636       1.76
Certificates of deposits                          2,608        103,531       5.08          2,879        107,722       5.39
Borrowings                                           82          3,041       5.44             --             --         --
--------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities            $   3,614        188,587       3.86%     $   4,013        189,958       4.26%
Non interest-bearing liabilities                                14,895                                   12,627
--------------------------------------------------------------------------------------------------------------------------
Total liabilities                                              203,482                                  202,585
Stockholders' equity                                            77,167                                   30,899
--------------------------------------------------------------------------------------------------------------------------
Total liabilities and equity                                 $ 280,649                                 $233,484
==========================================================================================================================

Net interest income/spread                    $   6,063                      3.45%     $   4,635                      3.70%

Net earning assets/net interest margin                       $  78,359       4.58%                     $ 29,176       4.27%

Ratio of average interest-earning assets
     to average interest-bearing liabilities                      1.42x                                    1.15x
==========================================================================================================================

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

         The improvement in net interest income and net interest margin for the six months ended June 30, 1999 compared with the first six months in 1998, as well as the reduction in loan rates, are attributed to the factors discussed in the quarterly results.


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

                                               THREE MONTHS ENDED JUNE 30,                SIX MONTHS ENDED JUNE 30,
                                        ----------------------------------------------------------------------------------
                                                      1999 VS. 1998                             1999 VS. 1998
                                        ----------------------------------------------------------------------------------
                                              INCREASE (DECREASE) DUE TO:                INCREASE (DECREASE) DUE TO:
                                          VOLUME         RATE          TOTAL          VOLUME         RATE          TOTAL
--------------------------------------------------------------------------------------------------------------------------
                                                                       (In thousands)
INTEREST-EARNING ASSETS:
Loans                                   $      79      $   (169)     $     (90)     $      181    $    (360)     $    (179)
Securities                                    695           (26)           669           1,332          (67)         1,265
Other short-term investments                  (42)          (13)           (55)            (33)         (24)           (57)
--------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                 732          (208)           524           1,480         (451)         1,029
--------------------------------------------------------------------------------------------------------------------------

INTEREST-BEARING LIABILITIES:
Savings accounts                               (8)          (68)           (76)             (9)        (163)          (172)
Money market accounts                          (5)           (5)           (10)             (9)         (11)           (20)
NOW accounts                                    4           (14)           (10)              8          (26)           (18)
Certificate of deposit                        (57)          (93)          (150)           (110)        (161)          (271)
Borrowings                                     65            --             65              82           --             82
--------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities             (1)         (180)          (181)            (38)        (361)          (399)
--------------------------------------------------------------------------------------------------------------------------
NET CHANGE IN NET INTEREST INCOME       $     733     $     (28)     $     705      $    1,518    $     (90)     $   1,428
==========================================================================================================================

         PROVISION FOR LOAN LOSSES. The provision for loan losses was $25,000 for the three months ended June 30, 1999 and was $50,000 less than the amount recorded in the second quarter of 1998. For the six months ended June 30, 1999 and 1998, the Company recorded a provision for loan losses of $100,000 and $150,000 respectively. This level of provision was considered adequate given the Company's level of non-performing loans as shown in the table under "Lending Activities."

         OTHER OPERATING EXPENSE. Non-interest expense was $1.9 million and $1.7 million for the three months ended June 30, 1999 and 1998, respectively. The primary contributor to this $169,000 increase was an increase in other operating expenses partially offset by a reduction in personnel expenses.

         The $138,000 decline in salaries and employee benefits expense was primarily attributable to the recognition of a $140,000 benefit related to the Company's curtailment of its post-retirement health care plan in June. The modification to the plan was undertaken to eliminate possible future increases in the cost of this employee benefit.

         Other non-interest expenses were $864,000 for the second quarter of 1999, an increase of $257,000 from the $607,000 recorded for the three months ended June 30, 1998. The primary contributors to this increase were a $209,000 gain on the sale of a piece of other real estate owned in 1998, which reduced the 1998 expenses, and a $123,000 increase in legal and professional fees due to a variety of matters, including the establishment of a real estate investment trust in 1999, the holding of our first annual meeting of shareholders, and other costs associated with being a publicly-traded company. The $354,000 increase in other operating expenses for the six months ended June 30,1999 when compared with the first six months of 1998 reflects the impact of the items discussed under the quarterly results.

         INCOME TAXES. Income tax expense for the quarter ended June 30, 1999 was $550,000 compared with $283,000 for the same period in 1998, representing a $267,000 increase. Income tax expense increased $520,000 for the first six months of 1999 when compared to the same period in 1998. These increases are primarily attributed to the improvement in net income before taxes.

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

                                                       JUNE 30, 1999                         DECEMBER 31, 1998
                                             ---------------------------------------------------------------------------
                                              AMORTIZED               FAIR             AMORTIZED                FAIR
                                                COST                 VALUE                COST                  VALUE
------------------------------------------------------------------------------------------------------------------------
                                                                           (In thousands)
SECURITIES AVAILABLE-FOR-SALE:
U.S. Treasury securities                     $   6,524             $    6,562          $     8,041            $    8,136
U.S. Government agencies                        11,986                 11,889                4,996                 5,028
Corporate debt obligations                      25,073                 24,989               27,649                27,822
State and municipal sub-divisions                1,363                  1,331                  917                   927
Mortgage-backed securities                      58,433                 57,655               42,801                43,041
------------------------------------------------------------------------------------------------------------------------
Total debt securities                          103,379                102,426               84,404                84,954
Equity securities                                2,795                  4,385                2,072                 3,483
------------------------------------------------------------------------------------------------------------------------
Total available-for-sale                       106,174                106,811               86,476                88,437
------------------------------------------------------------------------------------------------------------------------
SECURITIES HELD-TO-MATURITY:
U.S. Government agencies                         1,005                    996                1,505                 1,507
Corporate debt obligations                       1,854                  1,857                2,858                 2,878
State and municipal sub-divisions                  744                    745                  747                   764
Mortgage-backed securities                       4,040                  3,995                5,208                 5,255
------------------------------------------------------------------------------------------------------------------------
Total held-to-maturity                           7,643                  7,593               10,318                10,404
------------------------------------------------------------------------------------------------------------------------
TOTAL SECURITIES                             $ 113,817             $  114,404          $    96,794            $   98,841
========================================================================================================================

LENDING ACTIVITIES

         The loan portfolio is the largest category of the Company's interest earning assets.
         Loan Portfolio Composition. The following table sets forth the composition of the Company's loan portfolio in dollar amounts and in percentages at the dates indicated.

                                                      JUNE 30, 1999                         DECEMBER 31, 1998
                                             ------------------------------------------------------------------------
                                                                     PERCENT                                  PERCENT
                                               AMOUNT                OF TOTAL             AMOUNT             OF TOTAL
---------------------------------------------------------------------------------------------------------------------
                                                                       (Dollars in thousands)
Real estate loans:
Residential                                  $ 102,663                 63.21%            $101,885               62.96%
Construction                                       489                  0.30                  145                0.09
Home equity                                      6,572                  4.05                6,804                4.20
Commercial mortgages                            29,192                 17.97               29,224               18.06
---------------------------------------------------------------------------------------------------------------------
Total real estate loans                        138,916                 85.53              138,058               85.31
---------------------------------------------------------------------------------------------------------------------
Other loans:
Guaranteed student loans                         1,190                  0.73                1,016                0.63
Property improvement loans                         664                  0.41                  709                0.44
Automobile loans                                10,742                  6.61               10,854                6.71
Other consumer loans                             4,124                  2.54                4,597                2.84
Commercial loans                                 6,785                  4.18                6,588                4.07
---------------------------------------------------------------------------------------------------------------------
Total other loans                               23,505                 14.47               23,764               14.69
---------------------------------------------------------------------------------------------------------------------
Total loans                                    162,421                100.00%             161,822              100.00%
Less:
Deferred loan fees, net                            142                                        121
Allowance for loan losses                        2,567                                      2,494
---------------------------------------------------------------------------------------------------------------------
Total loans, net                             $ 159,712                                   $159,207
=====================================================================================================================

ASSET QUALITY

        NON-PERFORMING LOANS. Non-performing loans include: (1) loans accounted for on a non-accrual basis; (2) accruing loans contractually past due ninety days or more as to interest or principal payments; (3) loans whose terms have been renegotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower.

        The following table provides certain information on the Company's non-performing loans at the dates indicated.

                                                                 JUNE 30,          DECEMBER 31,
                                                                   1999               1998
       ----------------------------------------------------------------------------------------
                                                                    (Dollars in thousands)
       Non-accrual loans:
       Residential mortgages                                     $    840             $   667
       Commercial mortgages                                           164                 167
       --------------------------------------------------------------------------------------
       Total real estate loans                                      1,004                 834
       Commercial loans                                                62                  71
       Other loans                                                     72                  15
       --------------------------------------------------------------------------------------
       Total non-accrual loans                                      1,138                 920
       Accruing loans past due 90 days or more:                        --
       Residential mortgages                                           --                  --
       Commercial mortgages                                            --                  --
       --------------------------------------------------------------------------------------
       Total real estate loans                                         --                  --
       Commercial loans                                                --                  11
       Other loans                                                      6                   4
       --------------------------------------------------------------------------------------
       Total loans past due 90 days or more and still
            accruing                                                    6                  15
       --------------------------------------------------------------------------------------
       Total non-performing loans                                   1,144                 935
       Real estate owned                                              315                 260
       --------------------------------------------------------------------------------------
       Total non-performing assets                                $ 1,459             $ 1,195
       ======================================================================================
       Non-performing loans as a percent of total loans              0.70%               0.58%
       Non-performing assets as a percent of total assets            0.50%               0.42%
       ======================================================================================

        At June 30, 1999 there were no loans other than those included in the table with regard to which management had information about possible credit problems of the borrower that caused management to seriously doubt the ability of the borrower to comply with present loan repayment terms.

        ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses is maintained at a level considered adequate to provide for the inherent risk of loss in the current loan portfolio. The level of the allowance is based upon management's periodic and comprehensive evaluation of the loan portfolio, as well as current economic conditions. Reports of examination furnished by state and federal banking authorities are also considered by management in this regard. These evaluations by management in assessing the adequacy of the allowance include consideration of past loan loss experience, changes in the composition of the loan portfolio, the volume and condition of loans outstanding and current market and economic conditions.

        The analysis of the adequacy of the allowance is reported to and reviewed by the Loan Committee of the Board of Directors of the Bank monthly. Management believes it uses a reasonable and prudent methodology to estimate probable losses in the loan portfolio, and hence assess the adequacy of the allowance for loan losses. However, any such assessment is speculative and future adjustments may be necessary if economic conditions or the Company's actual experience differ substantially from the assumptions upon which the evaluation of the allowance was based. Moreover, future additions to the allowance may be necessary based on changes in economic and real estate market conditions, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of management's control.

        Loans are charged to the allowance for loan losses when deemed uncollectible by management, unless sufficient collateral exists to repay the loan.

        Set forth in the following table is an analysis of the allowance for loan losses.

                                                                       THREE MONTH ENDED              SIX MONTHS ENDED
                                                                             JUNE 30,                      JUNE 30,
                                                                     -----------------------------------------------------
                                                                       1999            1998           1999          1998
--------------------------------------------------------------------------------------------------------------------------
                                                                                      (Dollars in thousands)
Allowance for loan losses, beginning of period                       $   2,569       $   2,230      $  2,494     $   2,143
Provision for loan losses                                                   25              75           100           150
--------------------------------------------------------------------------------------------------------------------------
Charge-offs:
Real estate                                                                 29              15            29            15
Commercial                                                                  --              23            --            46
Other                                                                       33              26            54            42
--------------------------------------------------------------------------------------------------------------------------
Total charge-offs                                                           62              64            83           103
Recoveries:
Real estate                                                                 --              28             1            51
Commercial                                                                   3               8             6            17
Other                                                                       32              48            49            67
--------------------------------------------------------------------------------------------------------------------------
Total recoveries                                                            35              84            56           135
--------------------------------------------------------------------------------------------------------------------------
Net charge-offs (recoveries)                                                27             (20)           27           (32)
--------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses, end of period                             $   2,567       $   2,325      $  2,567     $   2,325
==========================================================================================================================
Allowance for loan losses as a percent of total loans                     1.58%           1.46 %       1.58%          1.46 %
Allowance for loan losses as a percent of non-performing loans          224.39%         186.90 %     224.39%        186.90 %
Ratio of net charge-offs (recoveries) to average loans outstanding        0.02%          (0.01)%       0.02%         (0.02)%
==========================================================================================================================

SOURCES OF FUNDS

         Deposits. The Company's primary source of funds is deposits. The Company offers several types of deposit programs to its customers, including passbook and statement savings accounts, NOW accounts, money market deposit accounts, checking accounts and certificates of deposit. The Company's deposits are obtained predominantly from its Cortland County market area.

        The following table sets forth deposits at the dates indicated.

                                       JUNE 30, 1999          DECEMBER 31, 1998
-------------------------------------------------------------------------------
                                                   (In thousands)
Non-interest bearing demand accounts      $  11,758                $   10,780
Savings accounts                             63,117                    61,820
Certificates of deposit                     103,848                   104,317
Money market accounts                         7,991                     7,975
NOW accounts                                 10,517                    11,122
-----------------------------------------------------------------------------
Total deposits                            $ 197,231                $  196,014
=============================================================================

         BORROWINGS. The Company maintains an available overnight line of credit with the Federal Home Loan Bank of New York (FHLB) for use in the event of unanticipated funding needs which cannot be satisfied from other sources. Additionally, the Company may borrow term advances for the FHLB. The Company had $13 million of borrowings from the FHLB at June 30, 1999.

LIQUIDITY AND CAPITAL

         SHAREHOLDERS' EQUITY AND CAPITAL STANDARDS. The Company and the Bank are subject to capital adequacy requirements established by the federal banking agencies.

         At June 30, 1999, the Company and Bank met all capital adequacy requirements to which they were subject.

         The following is a summary of the Company's and Bank's actual capital amounts and ratios compared to the regulatory minimum capital adequacy requirements and the FDIC requirements for classification of the Bank as a "well capitalized" institution under prompt corrective action provisions (dollars in thousands):

                                                                                                         To be classified as
                                                                              Minimum capital          well capitalized under
                                                                                  adequacy                prompt corrective
                                                        Actual                  requirements              action provisions
                                                -----------------------------------------------------------------------------
                                                  Amount        Ratio        Amount        Ratio         Amount        Ratio
-----------------------------------------------------------------------------------------------------------------------------
At June 30, 1999:
TOTAL CAPITAL (TO RISK WEIGHTED ASSETS):
     Company                                    $ 77,601         47.76%    $  12,999     => 8.00%           N/A
     Bank                                         62,355         39.71        12,563     => 8.00%      $ 15,704     =>10.00%
TIER 1 CAPITAL (TO RISK WEIGHTED ASSETS):
     Company                                      74,905         46.15         6,500     => 4.00%           N/A
     Bank                                         59,632         37.97         6,282     => 4.00%         9,423     => 6.00%
TIER 1 CAPITAL (TO AVERAGE ASSETS):
     Company                                      74,905         26.69        11,226     => 4.00%           N/A
     Bank                                       $ 59,632         22.21%    $  10,740     => 4.00%      $ 13,424     => 5.00%
=============================================================================================================================

         OPERATING INVESTING AND FINANCING ACTIVITIES. The Company's cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Net cash provided by operating activities consists primarily of earnings. Net cash provided by operating activities was $929,000 and $4.3 million for the six months ended June 30, 1999 and 1998, respectively. The primary contributor to this $3.3 million decline was the $3.1 million of proceeds received from the sale of problem loans in the first quarter of 1998. There was no such transaction in 1999. Net cash used in investing activities consists principally of securities and loan transactions. Net cash used in investing activities was $17.7 million and $2.7 million for the six months ended June 30, 1999 and 1998, respectively. The primary contributor to this $15.0 million increase was the investing activity as discussed in "Financial Condition." Cash flows from financing activities consist principally of deposit flows and borrowing transactions. Net cash of $7.9 million was provided by financing transactions in the first six months of 1999 compared to cash provided by financing activities of $2.2 million for the six months ended June 30, 1998. This $5.7 million change is primarily attributed to the $12.0 million borrowing partially offset by treasury stock and stock grant plan purchases of $3.7 million, all as previously discussed.

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

        Many factors could cause future results to differ from what is anticipated in the forward-looking statements. For example, future financial results could be affected by (i) deterioration in local, regional, national or global economic conditions which could cause an increase in loan delinquencies, a decrease in property values, or a change in the housing turnover rate; (ii) changes in market interest rates or changes in the speed at which market interest rates change; (iii) changes in laws and regulations affecting the financial service industry; (iv) unforeseen business risks related to Year 2000 computer systems issues; (v) changes in competition and (vi) changes in consumer preferences.

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


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         For information concerning CNY Financial Corporation's quantitative and qualitative disclosures about market risk, refer to Item 7A of the CNY Financial Corporation Annual Report on Form 10-K for the year ended December 31, 1998 as filed with the Securities and Exchange Commission on March 26, 1999 and the sections of the Annual Report to Stockholders referenced therein and included in such report on form 10-K, particularly the discussion at pages 9 and 10 of the Annual Report to Stockholders under the caption "Asset/Liability Management and Market Risk." There have been no material changes since December 31, 1998.

PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
(a)      Documents filed as part of this report:

         3.0  Exhibits
              --------

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


                          CNY FINANCIAL CORP.


By: Wesley D. Stisser /s/ WESLEY D. STISSER                     August 6, 1999
                      --------------------------------------- ------------------
                          President & Chief Executive Officer       (Dated)


    Steven A. Covert  /s/ STEVEN A. COVERT                      August 6, 1999
                      --------------------------------------- ------------------
                          Executive Vice President                   (Dated)
                          & Chief Financial Officer

                                Index To Exhibits


     3.1        Certificate of Incorporation of the Company*
     3.2        Bylaws of the Company*
    27.1        Financial Data Schedule


*Previously filed.