Form 10-Q
period 1999-09-30
CNY FINANCIAL CORP
filed 1999-11-01
CIK 1063918

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1999

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


As of October 21, 1999, the registrant had 4,601,373 shares of Common Stock outstanding.

                                TABLE OF CONTENTS

Part I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (unaudited)
                  Condensed Consolidated Balance Sheets....................... 1
                  Condensed Consolidated Statements of Income................. 2
                  Condensed Consolidated Statements of Stockholders'
                    Equity and Comprehensive Income........................... 3
                  Condensed Consolidated Statements of Cash Flows............. 4
                  Footnotes to Unaudited Condensed Consolidated
                    Financial Statements...................................... 5

         Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations....................... 6

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk..14

Part II. OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Security Holders.........14


         Item 6.  (a)      Exhibits...........................................14
                  (b)      Reports of Form 8-K................................15
                           None

         Form 10-Q Signature Page.............................................16

                                CNY Financial Corporation and Subsidiary
                                  Condensed Consolidated Balance Sheet
                                             (In thousands)

                                                                          September 30,    December 31,
                                                                              1999             1998
-------------------------------------------------------------------------------------------------------
ASSETS                                                                     (unaudited)
Cash and due from banks                                                      $  5,963         $  4,432
Interest-bearing balances at financial institutions and federal funds sold        134           10,104
Securities available-for-sale, at fair value                                  108,501           88,437
Securities held-to-maturity (fair value of $7,337 at 1999 and $10,404
     at 1998)                                                                   7,387           10,318
Loans, net of deferred fees                                                   166,182          161,701
Less allowance for loan losses                                                  2,445            2,494
------------------------------------------------------------------------------------------------------
     Net loans                                                                163,737          159,207
Premises and equipment, net                                                     2,776            3,243
Federal Home Loan Bank stock, at cost                                           1,637            1,303
Other assets                                                                    6,159            4,142
------------------------------------------------------------------------------------------------------
                                                                             $296,294         $281,186
======================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits
     Non-interest bearing demand accounts                                    $ 13,016         $ 10,780
     Interest bearing deposits                                                183,397          185,234
------------------------------------------------------------------------------------------------------
Total deposits                                                                196,413          196,014
Advance payments by borrowers for property taxes and insurance                    882            1,450
Borrowings                                                                     20,200            1,000
Other liabilities                                                               3,502            3,652
------------------------------------------------------------------------------------------------------
     Total liabilities                                                        220,997          202,116
------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                     75,297           79,070
------------------------------------------------------------------------------------------------------
                                                                             $296,294         $281,186
======================================================================================================

See  accompanying  notes  to  the  unaudited  condensed  consolidated  financial statements.

                                CNY Financial Corporation and Subsidiary
                              Condensed Consolidated Statements of Income
                        Three and Nine Months Ended September 30, 1999 and 1998
                                   (In thousands, except share data)
                                              (Unaudited)

                                                          Quarter to Date             Year to Date
                                                          ---------------             ------------
                                                         1999         1998         1999         1998
-------------------------------------------------------------------------------------------------------
Interest income
     Loans                                            $    3,305   $    3,348   $    9,835   $   10,057
     Securities                                            1,752          961        4,765        2,709
     Other short-term investments                             17          133          151          324
-------------------------------------------------------------------------------------------------------
Total interest income                                      5,074        4,442       14,751       13,090
Interest expense
     Deposits                                              1,758        2,053        5,290        6,066
     Borrowings                                              208           11          290           11
-------------------------------------------------------------------------------------------------------
Total interest expense                                     1,966        2,064        5,580        6,077
-------------------------------------------------------------------------------------------------------
Net interest income                                        3,108        2,378        9,171        7,013
Provision for loan losses                                     --          100          100          250
-------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses        3,108        2,278        9,071        6,763
Non-interest income
     Service charges                                         250          157          640          561
     Net gain on sale of securities                           --           --           19           36
     Other                                                    35          660          133          743
-------------------------------------------------------------------------------------------------------
Total non-interest income                                    285          817          792        1,340
Non-interest expenses
     Salaries and employee benefits                        1,065        1,214        2,815        3,013
     Building, occupancy and equipment                       191          224          589          619
     Other                                                   836          515        2,380        1,659
-------------------------------------------------------------------------------------------------------
Total non-interest expenses                                2,092        1,953        5,784        5,291
-------------------------------------------------------------------------------------------------------
Income before income tax expense                           1,301        1,142        4,079        2,812
Income tax expense                                           561          576        1,697        1,192
-------------------------------------------------------------------------------------------------------
Net income                                            $      740   $      566   $    2,382   $    1,620
=======================================================================================================
Basic earnings per share                              $     0.17          N/A   $     0.52          N/A
Diluted earnings per share                            $     0.16          N/A   $     0.52          N/A
Weighted average diluted shares outstanding            4,535,104          N/A    4,606,462          N/A
=======================================================================================================

See  accompanying  notes  to  the  unaudited  condensed  consolidated  financial statements.

                                              CNY Financial Corporation and Subsidiary
                         Condensed Consolidated Statements of Stockholders' Equity and Comprehensive Income
                                                Nine Months Ended September 30, 1999
                                                            (Unaudited)
                                                 (In thousands, except share data)

                                                                             Accumulated                        Unearned
                                                      Additional                Other               Unallocated  Common
                                            Common      Paid-in   Retained  Comprehensive  Treasury    ESOP       Stock
                                            Stock       Capital   Earnings      Income       Stock    Shares     For PRRP   Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998               $     54    $ 51,289   $ 31,848     $  1,178    $ (1,067) $ (4,232)   $     --  $ 79,070
Treasury stock purchased (376,474
     shares)                                     --          --         --           --      (4,279)       --          --    (4,279)
ESOP shares released for allocation              --          37         --           --          --       160          --       197
Stock awarded under Personal Recognition
    and Retention Plan  (PRRP)
    (181,278 shares)                             --          30         --           --       2,175        --      (2,205)       --
Expense of PRRP                                  --          --         --           --          --        --         173       173
Dividend payments                                --          --       (794)          --          --        --          --      (794)
Comprehensive income:
   Change in net unrealized gain
      (loss) on securities, net of tax           --          --         --       (1,452)         --        --          --    (1,452)
   Net income                                    --          --      2,382           --          --        --          --     2,382
-----------------------------------------------------------------------------------------------------------------------------------
Total comprehensive income                       --          --      2,382       (1,452)         --        --          --       930
-----------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1999              $     54    $ 51,356   $ 33,436     $   (274)   $ (3,171) $ (4,072)   $ (2,032) $ 75,297
===================================================================================================================================

See accompanying notes to the unaudited condensed consolidated financial statements.

                               CNY Financial Corporation and Subsidiary
                            Condensed Consolidated Statements of Cash Flows
                             Nine Months Ended September 30, 1999 and 1998
                                            (In thousands)
                                              (Unaudited)

                                                                                  Year to Date
------------------------------------------------------------------------------------------------------
                                                                             1999               1998
------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                   $  3,479          $  4,781

CASH  FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from maturities and principle reductions of
          available-for-sale securities                                       48,518            13,161
     Purchase of securities available-for-sale                               (71,860)          (33,944)
     Purchase of held-to-maturity securities                                      --            (2,483)
     Proceeds from maturities and principle reductions of held-to-
          maturity securities                                                  2,914             3,440
     Purchase of FHLB stock                                                     (334)              (12)
     Net increase in loans                                                    (4,481)           (4,183)
     Proceeds from sale of real estate owned                                      80             1,003
     Premises and equipment expenditures                                        (155)             (158)
------------------------------------------------------------------------------------------------------
 Net cash used in investing activities                                       (25,318)          (23,176)
------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase in deposits                                                        399            42,002
     Decrease in advance payments by borrowers for property taxes and
          Insurance                                                             (568)             (576)
     Net increase in Federal Home Loan Bank advances                          19,200             1,000
     Cash dividends on common stock                                             (866)               --
     Treasury stock purchased                                                 (4,765)               --
------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                     13,400            42,426
------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                          (8,439)           24,031
Cash and cash equivalents at beginning of period                              14,536             8,079
------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $  6,097          $ 32,110
======================================================================================================

See accompanying notes to the unaudited condensed consolidated financial statements.

                    CNY Financial Corporation and Subsidiary
         Notes to Unaudited Condensed Consolidated Financial Statements


NOTE 1:  BASIS OF PRESENTATION

         The financial information of CNY Financial Corporation and subsidiary (the Company) included herein is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of the interim period ended September 30, 1999 are not necessarily indicative of the results expected for the year ended December 31, 1999.

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

                                                   Three months ended                     Nine months ended
                                                   September 30, 1999                     September 30, 1999
                                       --------------------------------------------------------------------------------
                                         Income         Shares        Per-Share    Income         Shares      Per-Share
                                       (Numerator)  (Denominator)       Amount   (Numerator)  (Denominator)     Amount
                                       --------------------------------------------------------------------------------
                                                              (In thousands, except per share amounts)
         BASIC EPS
              Net income                $   740          4,467         $   0.17   $   2,382       4,593        $   0.52
         EFFECT OF DILUTIVE SECURITIES
              Options                                       50                                       10
              Unearned stock grants                         18                                        3
                                        ----------------------                    ---------------------
         DILUTED EPS                    $   740          4,535         $   0.16   $   2,382       4,606        $   0.52
                                        ===============================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. GENERAL

         CNY Financial Corporation, a Delaware corporation incorporated in 1998 (the "Company") is a bank holding company headquartered in Cortland, New York with total assets of over $295 million at September 30, 1999. Through its wholly owned subsidiary, Cortland Savings Bank, which was founded in 1866 (the "Bank"), the Company engages in full service community banking. The Bank is also headquartered in Cortland, New York, and has three full service offices in Cortland County, and a loan production office in Ithaca, Tompkins County.

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

         The Bank's results of operations depend principally on its net interest income, which is the difference between the income earned on its loans and securities and its cost of funds, principally interest paid on deposits. Net interest income is dependent on the amounts and yields of interest earning assets as compared to the amounts of and rates on interest bearing liabilities. Net interest income is sensitive to changes in market rates of interest and the Company's asset/liability management procedures in coping with such changes. Results of operations are also affected by the provision for loan losses, the volume of non-performing assets and the levels of non-interest income, and non-interest expense.

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

FINANCIAL CONDITION

         Total assets at September 30, 1999 were $296.3 million compared to $281.2 million at December 31, 1998. The primary cause of the $15.1 million increase was a $17.1 million increase in securities, which totaled $115.9 million at September 30, 1999.

         The Company repositioned a portion of its invested funds in 1999 to take advantage of higher rates available by extending the average maturity of investments. The Company also expanded its investment program to enhance net interest income. The Company concentrated its new securities investments in mortgage-backed securities which tend to have higher yields than government and corporate debt securities. The mortgage-backed securities had terms to maturity of 15 to 30 years, and were funded by a reduction in cash and short-term investments of $8.4 million and an increase in borrowings.

         Borrowings were $20.2 million and $1.0 million at September 30, 1999 and December 31, 1998, respectively. This $19.2 million increase was required to fund the growth in assets, and the stock repurchases discussed in the following paragraph.

         Stockholders' equity was $75.3 million at September 30, 1999 compared to $79.1 million at December 31, 1998. The primary contributor to this $3.8 million decline was completion of the Company's previously announced share repurchase programs. 162,208 shares of the Company's common stock were purchased through the end of January, at an average price of $10.53 per share. Additionally, the Company repurchased 214,266 shares in May 1999 at a price of $12.00 per share to be used for grants under the Company's Personnel Recognition and Retention Plan. As of September 30, 1999, a total of 181,278 shares have been granted to participants in this plan. One impact of these share repurchases has been a significant improvement in the Company's book value per share which was $15.45 at September 30, 1999 compared to $15.06 at the end of 1998.

OPERATING RESULTS

         Net income was $740,000 or $0.16 per diluted common share for the three months ended September 30, 1999. These results compare with net income of $566,000 for the third quarter of 1998, and reflect a $174,000, or 30.7%, increase.

         For the nine months ended September 30, 1999, the Company reported net income of $2.4 million, or $0.52 per share compared with net income for the same period in 1998 of $1.6 million.

NET INTEREST INCOME

         The major source of earnings for the Company is net interest income. Net interest income for the three months ended September 30, 1999 and 1998 was $3.1 million and $2.4 million, respectively. This $730,000 improvement is primarily attributable to the investment of proceeds received from the Company's initial public offering and the investment program discussed previously. The investment program, which began late in March, has improved the Company's net interest income, but because the investments earn interest at a rate below those earned on the Company's loan portfolio, and the borrowings bear interest at rates above the Company's deposits, the Company's net interest margin has declined since the first quarter of 1999. Competitive pressures and overall market interest rates have also continued to put downward pressure on the Company's loan rates. The Company's annualized yield on loans was 8.13% for the three months ended September 30, 1999, compared with 8.44% for the third quarter of 1998. These reductions were, however, offset by the investment of the proceeds received from the conversion, which resulted in improvement in the Company's net interest margin to 4.43% for the quarter ended September 30, 1999, compared with 4.09% for the three month period ended September 30, 1998.

         The following tables set forth the average daily balances, net interest income and expense and average yields and rates for the Company's earning assets and interest bearing liabilities for the indicated periods. No tax-equivalent adjustments were made.

                                                               THREE MONTHS ENDED SEPTEMBER 30,
                                                ---------------------------------------------------------------
                                                            1999                            1998
                                                ---------------------------------------------------------------
                                                                        AVERAGE                         AVERAGE
                                                           AVERAGE       YIELD/            AVERAGE       YIELD/
                                                INTEREST   BALANCE       COST   INTEREST   BALANCE       COST
---------------------------------------------------------------------------------------------------------------
                                                                    (Dollars in thousands)
Loans (1)                                       $  3,305   $161,208      8.13%  $  3,348   $157,381      8.44%
Securities (2)                                     1,752    115,540      6.02        961     63,247      6.03
Other short-term investments                          17      1,412      4.78        133     10,241      5.15
--------------------------------------------------------------------------------------------------------------
Total interest-earning assets                      5,074    278,160      7.24%     4,442    230,869      7.63%
--------------------------------------------------------------------------------------------------------------
Non-interest-earning assets                                  12,448                          13,943
--------------------------------------------------------------------------------------------------------------
Total assets                                               $290,608                        $244,812
==============================================================================================================

Savings accounts (3)                            $    382   $ 64,759      2.34%  $    500   $ 72,674      2.73%
Money market accounts                                 70      9,794      2.84         57      8,255      2.74
NOW accounts                                          34     10,751      1.25         46     10,518      1.74
Certificates of deposits                           1,272    101,593      4.97      1,450    107,102      5.37
Borrowings                                           208     13,203      6.25         11        706      6.18%
--------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities              $  1,966    200,100      3.90%  $  2,064    199,255      4.11%
Non interest-bearing liabilities                             15,413                          13,696
--------------------------------------------------------------------------------------------------------------
Total liabilities                                           215,513                         212,951
Stockholders' equity                                         75,095                          31,861
--------------------------------------------------------------------------------------------------------------
Total liabilities and equity                               $290,608                        $244,812
==============================================================================================================

Net interest income/spread                      $  3,108                 3.34%  $  2,378                 3.52%

Net earning assets/net interest margin                     $ 78,060      4.43%             $ 31,614      4.09%

Ratio of average interest-earning assets
     to average interest-bearing liabilities                   1.39x                          1.16x
==============================================================================================================

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

                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                -----------------------------------------------------------
                                                            1999                        1998
                                                -----------------------------------------------------------
                                                                    AVERAGE                         AVERAGE
                                                           AVERAGE   YIELD/            AVERAGE       YIELD/
                                                INTEREST   BALANCE   COST   INTEREST   BALANCE       COST
-----------------------------------------------------------------------------------------------------------
                                                                 (Dollars in thousands)
Loans (1)                                       $   9,835  $160,463   8.19% $ 10,057   $155,748      8.63%
Securities (2)                                      4,765   106,860   5.96     2,709     59,085      6.13
Other short-term investments                          151     4,441   4.55       324      8,315      5.21
----------------------------------------------------------------------------------------------------------
Total interest-earning assets                      14,751   271,764   7.26%   13,090    223,148      7.84%
----------------------------------------------------------------------------------------------------------
Non-interest-earning assets                                  12,294                      14,160
----------------------------------------------------------------------------------------------------------
Total assets                                               $284,688                    $237,308
==========================================================================================================

Savings accounts (3)                            $   1,146  $ 64,253   2.38% $  1,436   $ 67,248      2.85%
Money market accounts                                 164     8,458   2.59       171      8,300      2.75
NOW accounts                                          100    10,757   1.24       130      9,933      1.75
Certificates of deposits                            3,880   103,250   5.02     4,329    107,513      5.38
Borrowings                                            290     6,514   5.95        11        238      6.18
----------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities              $   5,580   193,232   3.86% $  6,077    193,232      4.20%
Non interest-bearing liabilities                             14,694                      12,851
----------------------------------------------------------------------------------------------------------
Total liabilities                                           207,926                     206,083
Stockholders' equity                                         76,762                      31,225
----------------------------------------------------------------------------------------------------------
Total liabilities and equity                               $284,688                    $237,308
==========================================================================================================

Net interest income/spread                      $   9,171             3.40% $  7,013                 3.64%

Net earning assets/net interest margin                     $ 78,532   4.51%            $ 29,916      4.20%

Ratio of average interest-earning assets
     to average interest-bearing liabilities                   1.41x                       1.15x
==========================================================================================================

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

         The improvement in net interest income and net interest margin for the nine months ended September 30, 1999 compared with the first nine months in 1998, as well as the reduction in loan rates, are attributed to the factors discussed in the quarterly results.


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

                                    THREE MONTHS ENDED SEPTEMBER 30, NINE MONTHS ENDED SEPTEMBER 30,
                                    ----------------------------------------------------------------
                                             1999 VS. 1998                   1999 VS. 1998
                                    ----------------------------------------------------------------
                                      INCREASE (DECREASE) DUE TO:     INCREASE (DECREASE) DUE TO:
                                     VOLUME       RATE      TOTAL     VOLUME      RATE       TOTAL
----------------------------------------------------------------------------------------------------
                                                           (In thousands)
INTEREST-EARNING ASSETS:
Loans                                $    80    $  (123)   $   (43)   $   298    $  (520)   $  (222)
Securities                               793         (2)       791      2,132        (76)     2,056
Other short-term investments            (107)        (9)      (116)      (136)       (37)      (173)
----------------------------------------------------------------------------------------------------
Total interest-earning assets            766       (134)       632      2,294       (633)     1,661
----------------------------------------------------------------------------------------------------

INTEREST-BEARING LIABILITIES:
Savings accounts                         (51)       (67)      (118)       (62)      (228)      (290)
Money market accounts                     11          2         13          3        (10)        (7)
NOW accounts                               1        (13)       (12)        10        (40)       (30)
Certificate of deposit                   (73)      (105)      (178)      (168)      (281)      (449)
Borrowings                               197         --        197        279         --        279
----------------------------------------------------------------------------------------------------
Total interest-bearing liabilities        85       (183)       (98)        62       (559)      (497)
----------------------------------------------------------------------------------------------------
NET CHANGE IN NET INTEREST INCOME    $   681    $   (49)   $   730    $ 2,232    $   (74)   $ 2,158
====================================================================================================

         PROVISION FOR LOAN LOSSES. No provision for loan losses was recorded for the three months ended September 30, 1999 which was $100,000 less than the amount recorded in the third quarter of 1998. For the nine months ended September 30, 1999 and 1998, the Company recorded a provision for loan losses of $100,000 and $250,000 respectively. This level of provision was considered adequate given the Company's level of non-performing loans as shown in the table under "Lending Activities."

         NON-INTEREST EXPENSES. Non-interest expenses were $2.1 million and $2.0 million for the three months ended September 30, 1999 and 1998, respectively. The primary contributor to this $139,000 increase was an increase in other operating expenses partially offset by a reduction in personnel expenses.

         Salaries and employee benefits expense was $1.1 million for the quarter ended September 30, 1999, compared with $1.2 million in the same period in 1998. The primary contributor to this $149,000 decline was $406,000 of expense in 1998 related to the estimate of the cost of the termination of the Company's defined benefit plan, partially offset by $178,000 of expenses related to the Company's ESOP and stock compensation plan and increased staffing in 1999, primarily in the lending area.

         Other non-interest expenses were $836,000 for the third quarter of 1999, an increase of $321,000 from the $515,000 recorded for the three months ended September 30, 1998. The primary contributors to this increase were a $135,000 increase in legal and professional fees due to a variety of matters, including the establishment of a real estate investment trust in 1999, and other costs associated with being a publicly-traded company.

         Other non-interest expenses were $2.4 million and $1.7 million for the nine months ended September 30, 1999 and 1998, respectively. The primary contributors to this $721,000 increase were the legal and professional fees and other costs discussed above, and the absence of a $208,000 gain on the sale of one ORE property recognized in 1998.

         INCOME TAXES. Income tax expense for the quarter ended September 30, 1999 was $561,000 compared with $576,000 for the same period in 1998. Income tax expense increased $505,000 for the first nine months of 1999 when compared to the same period in 1998. This increase is primarily attributed to the improvement in net income before taxes.

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

                                     SEPTEMBER 30, 1999         DECEMBER 31, 1998
                                    ------------------------------------------------
                                    AMORTIZED     FAIR        AMORTIZED       FAIR
                                      COST        VALUE         COST          VALUE
------------------------------------------------------------------------------------
                                                  (In thousands)
SECURITIES AVAILABLE-FOR-SALE:
U.S. Treasury securities            $  5,519    $  5,535      $  8,041      $  8,136
U.S. Government agencies              13,448      13,311         4,996         5,028
Corporate debt obligations            24,568      24,458        27,649        27,822
State and municipal sub-divisions      1,865       1,822           917           927
Mortgage-backed securities            60,462      58,765        42,801        43,041
------------------------------------------------------------------------------------
Total debt securities                105,862     103,891        84,404        84,954
Equity securities                      3,094       4,610         2,072         3,483
------------------------------------------------------------------------------------
Total available-for-sale             108,956     108,501        86,476        88,437
------------------------------------------------------------------------------------
SECURITIES HELD-TO-MATURITY:
U.S. Government agencies               1,000         992         1,505         1,507
Corporate debt obligations             1,854       1,856         2,858         2,878
State and municipal sub-divisions        743         743           747           764
Mortgage-backed securities             3,790       3,746         5,208         5,255
------------------------------------------------------------------------------------
Total held-to-maturity                 7,387       7,337        10,318        10,404
------------------------------------------------------------------------------------
TOTAL SECURITIES                    $116,343    $115,838      $ 96,794      $ 98,841
====================================================================================

LENDING ACTIVITIES

         The loan portfolio is the largest category of the Company's interest earning assets.

         LOAN  PORTFOLIO  COMPOSITION.   The  following  table  sets  forth  the
composition of the Company's loan portfolio in dollar amounts and in percentages at the dates indicated.

                               SEPTEMBER 30, 1999         DECEMBER 31, 1998
                             --------------------------------------------------
                                           PERCENT                     PERCENT
                              AMOUNT       OF TOTAL     AMOUNT         OF TOTAL
-------------------------------------------------------------------------------
                                           (Dollars in thousands)
Real estate loans:
Residential                  $105,518       63.44%     $101,885          62.96%
Construction                      487        0.29           145           0.09
Home equity                     6,593        3.96         6,804           4.20
Commercial mortgages           30,303       18.22        29,224          18.06
------------------------------------------------------------------------------
Total real estate loans       142,901       85.91       138,058          85.31
------------------------------------------------------------------------------
Other loans:
Guaranteed student loans          655        0.39         1,016           0.63
Property improvement loans        699        0.42           709           0.44
Automobile loans               11,228        6.75        10,854           6.71
Other consumer loans            4,139        2.49         4,597           2.84
Commercial loans                6,709        4.03         6,588           4.07
------------------------------------------------------------------------------
Total other loans              23,430       14.09        23,764          14.69
------------------------------------------------------------------------------
Total loans                   166,331      100.00%      161,822         100.00%
Less:
Deferred loan fees, net           149                       121
Allowance for loan losses       2,445                     2,494
------------------------------------------------------------------------------
Total loans, net             $163,737                  $159,207
==============================================================================

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

         The following table provides certain information on the Company's non-performing loans at the dates indicated.

                                                              SEPTEMBER 30,  DECEMBER 31,
                                                                  1999           1998
         --------------------------------------------------------------------------------
                                                                 (Dollars in thousands)
         Non-accrual loans:
         Residential mortgages                                   $   701        $   667
         Commercial mortgages                                         31            167
         ------------------------------------------------------------------------------
         Total real estate loans                                     732            834
         Commercial loans                                             58             71
         Other loans                                                  15             15
         ------------------------------------------------------------------------------
         Total non-accrual loans                                     805            920
         Accruing loans past due 90 days or more:                     --
         Residential mortgages                                        --             --
         Commercial mortgages                                         --             --
         ------------------------------------------------------------------------------
         Total real estate loans                                      --             --
         Commercial loans                                             --             11
         Other loans                                                  10              4
         ------------------------------------------------------------------------------
         Total loans past due 90 days or more and still
              accruing                                                10             15
         ------------------------------------------------------------------------------
         Total non-performing loans                                  815            935
         Real estate owned                                           305            260
         ------------------------------------------------------------------------------
         Total non-performing assets                             $ 1,120        $ 1,195
         ==============================================================================
         Non-performing loans as a percent of total loans           0.50%          0.58%
         Non-performing assets as a percent of total assets         0.38%          0.42%
         ==============================================================================

         At September 30, 1999 there were no loans other than those included in the table with regard to which management had information about possible credit problems of the borrower that caused management to seriously doubt the ability of the borrower to comply with present loan repayment terms.

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

                                                                       THREE MONTH ENDED     NINE MONTHS ENDED
                                                                         SEPTEMBER 30,         SEPTEMBER 30,
                                                                       ----------------------------------------
                                                                        1999       1998       1999       1998
---------------------------------------------------------------------------------------------------------------
                                                                               (Dollars in thousands)
Allowance for loan losses, beginning of period                         $ 2,567    $ 2,325    $ 2,494    $ 2,143
Provision for loan losses                                                   --        100        100        250
---------------------------------------------------------------------------------------------------------------
Charge-offs:
Real estate                                                                 90         --        119         15
Commercial                                                                  --         --         --         46
Other                                                                       60         42        114         58
---------------------------------------------------------------------------------------------------------------
Total charge-offs                                                          150         42        233        119
Recoveries:
Real estate                                                                  3          3          4         54
Commercial                                                                   9          4         15         21
Other                                                                       16         17         65         58
---------------------------------------------------------------------------------------------------------------
Total recoveries                                                            28         24         84        133
---------------------------------------------------------------------------------------------------------------
Net charge-offs (recoveries)                                               122         18        149        (14)
---------------------------------------------------------------------------------------------------------------
Allowance for loan losses, end of period                               $ 2,445    $ 2,407    $ 2,445    $ 2,407
===============================================================================================================
Allowance for loan losses as a percent of total loans                     1.47%      1.49%      1.47%      1.49%
Allowance for loan losses as a percent of non-performing loans          300.00%    209.85%    300.00%    209.85%
Ratio of net charge-offs (recoveries) to average loans outstanding        0.07%      0.01%      0.09%     (0.01)%
===============================================================================================================

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

                                       SEPTEMBER 30, 1999  DECEMBER 31, 1998
----------------------------------------------------------------------------
                                                    (In thousands)
Non-interest bearing demand accounts        $   13,016          $    10,780
Savings accounts                                62,094               61,820
Certificates of deposit                        100,569              104,317
Money market accounts                           10,284                7,975
NOW accounts                                    10,450               11,122
---------------------------------------------------------------------------
Total deposits                              $  196,413          $   196,014
===========================================================================

         BORROWINGS. The Company maintains an available overnight line of credit with the Federal Home Loan Bank of New York (FHLB) for use in the event of unanticipated funding needs which cannot be satisfied from other sources. Additionally, the Company may borrow term advances for the FHLB. The Company had $20.2 million of borrowings from the FHLB at September 30, 1999.

LIQUIDITY AND CAPITAL

         SHAREHOLDERS' EQUITY AND CAPITAL STANDARDS. The Company and the Bank are subject to capital adequacy requirements established by the federal banking agencies.

         At September 30, 1999, the Company and Bank met all capital adequacy requirements to which they were subject.

         The following is a summary of the Company's and Bank's actual capital amounts and ratios compared to the regulatory minimum capital adequacy requirements and the FDIC requirements for classification of the Bank as a "well capitalized" institution under prompt corrective action provisions (dollars in thousands):

                                                                                                       To be classified as
                                                                             Minimum capital         well capitalized under
                                                                                 adequacy               prompt corrective
                                                        Actual                 requirements             action provisions
                                               -------------------------------------------------------------------------------
                                                 Amount         Ratio        Amount       Ratio         Amount        Ratio
------------------------------------------------------------------------------------------------------------------------------
At September 30, 1999: TOTAL CAPITAL (TO RISK WEIGHTED ASSETS):
     Company                                    $ 78,349         46.54%    $  13,469     => 8.00%           N/A
     Bank                                         63,191         38.92        12,988     => 8.00%      $ 16,235     =>  10.00%
TIER 1 CAPITAL (TO RISK WEIGHTED ASSETS):
     Company                                      75,558         44.88         6,734     => 4.00%           N/A
     Bank                                         60,468         37.24         6,494     => 4.00%         9,741     =>   6.00%
TIER 1 CAPITAL (TO AVERAGE ASSETS):
     Company                                      75,558         26.54        11,388     => 4.00%           N/A
     Bank                                       $ 60,468         22.22%    $  10,885     => 4.00%      $ 13,607     =>   5.00%
==============================================================================================================================

         OPERATING INVESTING AND FINANCING ACTIVITIES. The Company's cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Net cash provided by operating activities consists primarily of earnings. Net cash provided by operating activities was $3.5 million and $4.8 million for the nine months ended September 30, 1999 and 1998, respectively. The primary contributor to this $1.3 million decline was the $3.1 million of proceeds received from the sale of problem loans in the first quarter of 1998 partially offset by costs associated with the Company's initial public offering in 1998. There were no such transactions in 1999. Net cash used in investing activities consists principally of securities and loan transactions. Net cash used in investing activities was $25.3 million and $23.2 million for the nine months ended September 30, 1999 and 1998, respectively. The primary contributor to this $2.1 million increase was the investing activity as discussed in "Financial Condition." Cash flows from financing activities consist principally of deposit flows and borrowing transactions. Net cash of $13.4 million was provided by financing transactions in the first nine months of 1999 compared to cash provided by financing activities of $42.4 million for the nine months ended September 30, 1998. This $29.0 million reduction is primarily attributed to the deposits received as orders for the Company's initial public offering in October 1998, partially offset by the $18.2 million increase in borrowings.

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

         Since the end of 1998, the Company has continued the testing of its computer chip reliant systems and has not identified any major or costly performance deficiencies. Testing has been substantially completed.

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


PART II


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         CNY Financial Corporation had a special meeting of stockholders on October 18, 1999. At the meeting, stockholders voted upon (i) the approval of an amendment to our Stock Option Plan to provide for accelerated vesting of awards in the event of a change in control or retirement; and (ii) the approval of an amendment to our Personnel Recognition and Retention Plan to provide for accelerated vesting of awards in the event of a change in control or retirement.


         The votes cast on these matters were as follows:

                     The stock option plan amendment:
                              For                              3,108,936
                              Against                            428,675
                              Abstain                             36,188
                              Broker non-votes                      None

                     The Personnel Recognition and Retention Plan amendment:
                              For                              3,073,501
                              Against                            461,615
                              Abstain                             38,683
                              Broker non-votes                      None


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


                            CNY FINANCIAL CORP.


 By: Wesley D. Stisser /s/  WESLEY D. STISSER                      October 28, 1999
                            ------------------------------------   --------------------
                            President & Chief Executive Officer           (Dated)

     Steven A. Covert  /s/  STEVEN A. COVERT                       October 28, 1999
                            ------------------------------------   --------------------
                            Executive Vice President                      (Dated)
                            & Chief Financial Officer

                                Index To Exhibits


     3.1        Certificate of Incorporation of the Company*
     3.2        Bylaws of the Company*
    27.1        Financial Data Schedule


*Previously filed.