Form 10-K
period 1999-12-31
CNY FINANCIAL CORP
filed 2000-03-24
CIK 1063918

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                   For the fiscal year ended December 31,1999

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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. [X] Yes [ ] No.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X].

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant was approximately $70.8 million as of February 11, 2000. As of February 11, 2000, the registrant had 4,601,373 shares of Common Stock outstanding.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.        Business...................................................     1
ITEM 2.        Properties.................................................    13
ITEM 3.        Legal Proceedings..........................................    13
ITEM 4.        Submission of Matters to Vote of Security Holders..........    13



                                     PART II

ITEM 5.        Market for Registrant's Common Equity and Related
               Stockholder Matters........................................    14
ITEM 6.        Selected Financial Data....................................    14
ITEM 7.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations........................    16
ITEM 7A.       Quantitative and Qualitative Disclosure About Market Risk..    22
ITEM 8.        Financial Statements and Supplementary Data................    23
ITEM 9.        Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure...................................    49


                                    PART III

ITEM 10.       Directors and Executive Officers of the Registrant.........    49
ITEM 11.       Executive Compensation.....................................    51
ITEM 12.       Security Ownership of Certain Beneficial Owners and
               Management.................................................    54
ITEM 13.       Certain Relationships and Related Transactions.............    55



                                     PART IV

ITEM 14.       Exhibits, Financial Statement Schedules and Reports
               on Form 8-K................................................    55

Signatures     ...........................................................    57

PART I

ITEM 1.           BUSINESS

       CNY Financial Corporation, a Delaware corporation incorporated in 1998 (the "Company") is a bank holding company headquartered in Cortland, New York with total assets of over $287 million at December 31, 1999. Through its wholly owned subsidiary, Cortland Savings Bank, which was founded in 1866 (the "Bank"), the Company engages in full service community banking. The Bank is also headquartered in Cortland, New York, and has three full service offices in Cortland County, and loan production offices in Ithaca, Tompkins County, and Liverpool, Onondaga County.

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

       The following discussion should be read in conjunction with the Company's Consolidated Financial Statements, including the accompanying notes, which appear in Item 8 of this Form 10-K.

       On December 28, 1999, the Company signed a definitive agreement with Niagara Bancorp, Inc. under which Niagara Bancorp, Inc. will acquire all of the outstanding shares of the Company for $18.75 per share. Cortland Savings Bank will become a wholly-owned subsidiary of Niagara Bancorp, Inc. This transaction is expected to close during the second quarter of 2000.

INVESTMENT ACTIVITIES

       GENERAL. The investment policy of the Company, which is approved by the Board of Directors, is based upon its asset/liability management goals and is designed primarily to provide satisfactory yields, while maintaining adequate liquidity, a balance of high quality, diversified investments, and minimal risk. The investment policy is implemented by the President and the Chief Financial Officer. The Company is assisted in its investment decisions by an independent nationally recognized investment advisory firm. All securities purchases and sales must be approved by at least two executive officers and are reported to the Board of Directors each month. The Company generally classifies its new securities investments as available-for-sale in order to maintain flexibility in satisfying future investment and lending requirements.

       The following table sets forth certain information with respect to the Company's securities portfolio.


                                                                   AT DECEMBER 31,
                                       ---------------------------------------------------------------------
                                                 1999                  1998                  1997
                                       ---------------------------------------------------------------------
                                        AMORTIZED      FAIR    AMORTIZED     FAIR    AMORTIZED    FAIR
                                           COST       VALUE       COST      VALUE       COST      VALUE
------------------------------------------------------------------------------------------------------------
SECURITIES AVAILABLE-FOR-SALE:                              (Dollars in thousands)
U.S. Treasury securities                 $  3,016   $  3,021   $  8,041   $  8,136   $ 15,045   $ 15,141
U.S. Government agencies                   11,453     11,225      4,996      5,028        996      1,005
Corporate debt obligations                 20,553     20,328     27,649     27,822     13,819     13,861
State and municipal sub-divisions           1,865      1,804        917        927         --         --
Mortgage-backed securities                 58,684     56,437     42,801     43,041     12,144     12,211
------------------------------------------------------------------------------------------------------------
Total debt securities                      95,571     92,815     84,404     84,954     42,004     42,218
Equity securities                           2,827      4,745      2,072      3,483      1,192      1,922
------------------------------------------------------------------------------------------------------------
Total available-for-sale                   98,398     97,560     86,476     88,437     43,196     44,140
------------------------------------------------------------------------------------------------------------
SECURITIES HELD-TO-MATURITY:
U.S. Government agencies                    1,000        989      1,505      1,507      1,992      1,995
Corporate debt obligations                  1,853      1,850      2,858      2,878      1,854      1,870
State and municipal sub-divisions             742        737        747        764        425        430
Mortgage-backed securities                  3,508      3,450      5,208      5,255      8,279      8,274
------------------------------------------------------------------------------------------------------------
Total held-to-maturity                      7,103      7,026     10,318     10,404     12,550     12,569
------------------------------------------------------------------------------------------------------------
TOTAL SECURITIES                         $105,501   $104,586   $ 96,794   $ 98,841   $ 55,746   $ 56,709
============================================================================================================

       DEBT SECURITIES. The carrying value of the Company's debt securities totaled $99.9 million at December 31, 1999. It is the policy of the Company to invest in debt securities issued by the United States Government, its agencies, municipalities and corporations. The Company purchases only investment grade debt securities for its investment portfolio and at December 31, 1999, none of its debt securities were in default or otherwise classified. The Company seeks to balance its debt securities purchases between U.S. government and related securities which are virtually risk-free but which have lower yields and corporate debt securities which offer higher yields. Corporate debt securities present greater risks than U.S. Government securities because of the increased possibility that the corporate obligor, compared to the U.S. government, will default. To control risks, the Company limits its investment in corporate debt securities to those rated in the three highest grades by a nationally recognized rating organization.

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

       The Company began an investment program in 1999 to increase the Company's investment in mortgage-backed securities. The purchases were funded through Federal Home Loan Bank of New York borrowings and a reduction in short-term investments. The amortized cost of mortgage-backed securities was $62.2 million at December 31, 1999, compared with $48.0 million at the end of 1998. One effect of this program has been a lengthening of the stated maturity of the Company's investment portfolio as shown in the table below.

       Debt securities are generally purchased with a remaining term to maturity of two to three years, with the exception of mortgage-backed securities, which have amortization schedules as long as thirty years and municipal bonds with maturity dates as great as 10 years. At December 31, 1999, more than 95.0% of the carrying value of the Company's debt securities, excluding mortgage-backed securities, had remaining terms to maturity of five years or less.

       SECURITIES, MATURITIES AND YIELDS. The following table sets forth contractual maturities and the weighted average yields of the Company's debt securities portfolio at December 31, 1999 and the comparable total at December 31, 1998.

                                                                                        MORE THAN TEN
                            ONE YEAR OR LESS  ONE TO FIVE YEARS   FIVE TO TEN YEARS         YEARS        TOTAL DEBT SECURITIES
                            ---------------------------------------------------------------------------------------------------
                             CARRYING AVERAGE CARRYING   AVERAGE   CARRYING   AVERAGE  CARRYING  AVERAGE    CARRYING   AVERAGE
                              VALUE    YIELD    VALUE     YIELD     VALUE      YIELD     VALUE    YIELD      VALUE      YIELD
-------------------------------------------------------------------------------------------------------------------------------
                                                                  (Dollars in thousands)
U.S. Treasury securities    $  3,007    6.22% $      14     5.25%  $     --       --% $      --      --%   $   3,021    6.21%
U.S. Government agencies         500    6.19%    11,725     5.94%        --       --%        --      --%      12,225    5.95%
Corporate debt                 8,334    5.95%    13,847     5.98%        --       --%        --      --%      22,181    5.97%
State and municipal
     subdivisions                176    4.14%       358     4.50%     2,012     4.39%        --      --%       2,546    4.39%
Mortgage-backed securities       252    6.99%     1,233     6.22%     3,723     6.17%    54,737    6.40%      59,945    6.39%
-------------------------------------------------------------------------------------------------------------------------------
Total 1999                  $ 12,269          $  27,177            $  5,735           $  54,737            $  99,918
===============================================================================================================================
Total 1998                  $ 20,139          $  28,660            $  5,799           $  40,674            $  95,272
===============================================================================================================================

       Expected maturities may differ from actual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties.

       EQUITY SECURITIES. The Company and Bank invest a limited amount of their assets in corporate equity securities. These investments are made to diversify the Company's investments and provide opportunities for capital appreciation as well as dividend income. All equity securities are classified as available-for-sale. The Company does not regularly trade such securities and generally does not purchase them for the purpose of near term sale. Equity securities had a fair value of $4.7 million at December 31, 1999.

       SECURITIES OF A SINGLE ISSUER. There were no securities of any singe issuer, other than the U.S. Treasury or U.S. government sponsored entities, which had a book value in excess of ten percent of stockholders' equity at December 31, 1999.

LENDING ACTIVITIES

       The loan portfolio is the largest category of the Company's interest earning assets.

       LOAN  PORTFOLIO   COMPOSITION.   The  following   table  sets  forth  the
composition of the Company's loan portfolio in dollar amounts and in percentages at the dates indicated.


                                                                    AT DECEMBER 31,
                          -----------------------------------------------------------------------------------------------------
                                  1999              1998                1997                  1996                 1995
                          -----------------------------------------------------------------------------------------------------
                                   PERCENT             PERCENT               PERCENT             PERCENT              PERCENT
                          AMOUNT   OF TOTAL   AMOUNT   OF TOTAL   AMOUNT    OF TOTAL    AMOUNT   OF TOTAL   AMOUNT   OF TOTAL
-------------------------------------------------------------------------------------------------------------------------------
                                                                 (Dollars in thousands)
Real estate loans:
Residential               $104,494   61.76%  $101,885     62.96%  $ 97,303     61.66%  $ 96,097     59.73% $ 95,854     59.57%
Construction                 1,790    1.06        145      0.09        316      0.20        528      0.33       155      0.10
Home equity                  6,520    3.85      6,804      4.20      5,924      3.75      5,882      3.66     6,344      3.94
Commercial mortgages        31,864   18.83     29,224     18.06     30,867     19.56     35,119     21.83    35,165     21.86
-------------------------------------------------------------------------------------------------------------------------------
Total real estate loans    144,668   85.50    138,058     85.31    134,410     85.17    137,626     85.55   137,518     85.47
-------------------------------------------------------------------------------------------------------------------------------
Other loans:
Guaranteed student loans       741    0.44      1,016      0.63      1,507      0.96      1,552      0.96     1,747      1.09
Property improvement
loans                          661    0.39        709      0.44        907      0.57      1,031      0.64       916      0.57
Automobile loans            12,641    7.47     10,854      6.71      8,902      5.64      6,378      3.96     5,510      3.42
Other consumer loans         4,208    2.49      4,597      2.84      5,031      3.19      6,289      3.91     6,174      3.84
Commercial loans             6,278    3.71      6,588      4.07      7,049      4.47      8,020      4.98     9,023      5.61
-------------------------------------------------------------------------------------------------------------------------------
Total other loans           24,529   14.50     23,764     14.69     23,396     14.83     23,270     14.45    23,370     14.53
-------------------------------------------------------------------------------------------------------------------------------
Total loans                169,197  100.00%   161,822    100.00%   157,806    100.00%   160,896    100.00%  160,888    100.00%
Less:
Deferred loan fees, net        110                121                  241                  333                 379
Allowance for loan losses    2,430              2,494                2,143                1,952               2,002
-------------------------------------------------------------------------------------------------------------------------------
Total loans, net          $166,657           $159,207             $155,422             $158,611            $158,507
===============================================================================================================================


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

       For commercial mortgage loans, the Company generally requires a debt service coverage ratio of at least 120% and the personal guarantee of the principals of the borrower. The Company also requires an appraisal by an independent appraiser. Title insurance is required for loans in excess of $500,000. Attorneys' opinions of title are used instead of title insurance for smaller commercial mortgage loans, but the Company has not experienced losses as a result of not having title insurance.

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

        The Company offers automobile loans for both new and used cars. The loans have fixed rates with maturities not more than five and a half years. Loan amounts generally equal 85% of the purchase price of the car. These loans tend to present greater risks of loss than mortgage loans because the collateral is rapidly depreciable and easier to conceal. Therefore, the Company evaluates the credit and repayment ability of the borrower as well as the value of the collateral in determining whether to approve a loan.

        OTHER CONSUMER LOANS. The Company also makes short-term fixed rate consumer loans, either unsecured or secured by savings accounts or other consumer assets, as well as adjustable-rate revolving credit card loans and overdraft checking loans. The fixed-rate loans generally have terms of not more than five years and have interest rates higher than mortgage loans. The shorter terms to maturity or adjustable rates are helpful in managing the Company's interest rate risk. Applications for these loans are evaluated based upon the borrowers' ability to repay and, if applicable, the value of the collateral.
Collateral value, except for loans secured by bank deposits or marketable securities, is a secondary consideration because personal property collateral generally rapidly depreciates in value, is difficult to repossess, and rarely generates close to full value at a forced sales.

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


LOAN MATURITIES

       The following table sets forth the contractual maturities of commercial and real estate construction loans outstanding at December 31, 1999. Also set forth are the amounts of such loans due after one year, classified according to sensitivity to changes in interest rates.


                                                                                   MATURITY
                                               --------------------------------------------------------------------------------
                                                 DUE IN ONE       DUE AFTER ONE YEAR
                                                YEAR OR LESS      THROUGH FIVE YEARS       DUE AFTER FIVE YEARS       TOTAL
-------------------------------------------------------------------------------------------------------------------------------
                                                                             FLOATING                  FLOATING
                                                                  FIXED        RATE        FIXED         RATE
                                                               ----------------------------------------------------
                                                                                (In thousands)
Commercial and real estate construction loans     $ 4,230        $ 2,404        $ --      $ 1,434        $ --         $ 8,068
===============================================================================================================================

ASSET QUALITY

       NON-PERFORMING LOANS. Non-performing loans include: (1) loans accounted for on a non-accrual basis; (2) accruing loans contractually past due ninety days or more as to interest or principal payments; (3) loans whose terms have been renegotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower.

       The following table provides certain information on the Company's non-performing loans at the dates indicated.


                                                                         AT DECEMBER 31,
                                                       ----------------------------------------------------
                                                           1999     1998      1997      1996      1995
-----------------------------------------------------------------------------------------------------------
                                                                      (Dollars in thousands)
NON-ACCRUAL LOANS: (1)
Residential mortgages                                    $  539    $  667    $2,010    $1,069    $  772
Commercial mortgages                                         --       167     1,235     1,416       421
-----------------------------------------------------------------------------------------------------------
Total real estate loans                                     539       834     3,245     2,485     1,193
Commercial loans                                             57        71       331       790       739
Other loans                                                   7        15       209       358        62
-----------------------------------------------------------------------------------------------------------
Total non-accrual loans                                     603       920     3,785     3,633     1,994
Accruing loans past due 90 days or more:
Residential mortgages                                        --        --         2         1        --
Commercial mortgages                                         --        --        --        --        --
-----------------------------------------------------------------------------------------------------------
Total real estate loans                                      --        --         2         1        --
Commercial loans                                             --        11        --        --        --
Other loans                                                   6         4         7        33        --
-----------------------------------------------------------------------------------------------------------
Total loans past due 90 days or more and still
     accruing                                                 6        15         9        34        --
-----------------------------------------------------------------------------------------------------------
Total non-performing loans                                  609       935     3,794     3,667     1,994
Real estate owned                                           309       260       964       563       374
-----------------------------------------------------------------------------------------------------------
Total non-performing assets                              $  918    $1,195    $4,758    $4,230    $2,368
===========================================================================================================
Non-performing loans as a percent of total loans           0.36%     0.58%     2.37%     2.28%     1.24%
Non-performing assets as a percent of total assets         0.32%     0.42%     2.04%     1.78%     1.00%
===========================================================================================================


(1) Non-accrual loans at December 31, 1997 include $2.3 million of non-accrual loans held for sale. These loans were sold during the first quarter of 1998, representing the largest component of the decline in non-accrual loans.

       At December 31, 1999 there were no loans other than those included in the table with regard to which management had information about possible credit problems of the borrower that caused management to seriously doubt the ability of the borrower to comply with present loan repayment terms.

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

       ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses is maintained at a level considered adequate to provide for potential losses. The level of the allowance is based upon management's periodic and comprehensive evaluation of the loan portfolio, as well as current and projected economic conditions. Reports of examination furnished by state and federal banking authorities are also considered by management in this regard. These evaluations by management in assessing the adequacy of the allowance include consideration of past loan loss experience, changes in the composition of the loan portfolio, the volume and condition of loans outstanding and current market and economic conditions.

       The analysis of the adequacy of the allowance is reported to and reviewed by the Loan Committee of the Board of Directors of the Bank monthly. Management believes it uses a reasonable and prudent methodology to measure the inherent risk in the current portfolio, and hence assess the adequacy of the allowance for loan losses. However, any such assessment is speculative and future adjustments may be necessary if economic conditions or the Company's actual experience differ substantially from the assumptions upon which the evaluation of the allowance was based. Moreover, future additions to the allowance may be necessary based on changes in economic and real estate market conditions, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of management's control.

       Loans  are  charged  to  the   allowance  for  loan  losses  when  deemed
uncollectible by management, unless sufficient collateral exists to repay the loan.

       Set forth in the following table is an analysis of the allowance for loan losses.

                                                                           YEAR ENDED DECEMBER 31,
                                                  ------------------------------------------------------------
                                                      1999       1998       1997       1996        1995
--------------------------------------------------------------------------------------------------------------
                                                                            (Dollars in thousands)
Allowance for loan losses, beginning of year        $ 2,494    $ 2,143     $ 1,952    $ 2,002    $ 1,752
Provision for loan loss                                 100        325       3,300      1,380        600
--------------------------------------------------------------------------------------------------------------
Charge-offs:
Real estate                                             145         16       2,484        264        478
Commercial                                               --         52         395        898         31
Other                                                   135        112         400        551         96
--------------------------------------------------------------------------------------------------------------
Total charge-offs                                       280        180       3,279      1,713        605
Recoveries:
Real estate                                              20         96           9         24        161
Commercial                                               17         40          61        190         --
Other                                                    79         70         100         69         94
--------------------------------------------------------------------------------------------------------------
Total recoveries                                        116        206         170        283        255
--------------------------------------------------------------------------------------------------------------
Net charge-offs (recoveries)                            164        (26)      3,109      1,430        350
--------------------------------------------------------------------------------------------------------------
Allowance for loan losses, end of year              $ 2,430    $ 2,494     $ 2,143    $ 1,952    $ 2,002
==============================================================================================================
Allowance for loan losses as a
     percent of total loans                            1.44%      1.54%       1.34%      1.22%      1.25%
Allowance for loan losses as a
     percent of non-performing loans                 399.01%    266.74%      56.48%     53.23%    100.40%
Ratio of net charge-offs (recoveries)
     to average loans outstanding                      0.10%     (0.02)%      1.97%      0.90%      0.22%
==============================================================================================================

         The following  table  presents the allocation of the allowance for loan losses.


                                                                     AT DECEMBER 31,
                             -------------------------------------------------------------------------------------------------
                                   1999              1998                1997                 1996                 1995
                             -------------------------------------------------------------------------------------------------
                                      PERCENT             PERCENT            PERCENT              PERCENT             PERCENT
                                        OF                  OF                  OF                  OF                  OF
                                       LOANS               LOANS              LOANS                LOANS               LOANS
                                        TO                  TO                  TO                  TO                  TO
                                       TOTAL               TOTAL              TOTAL                TOTAL               TOTAL
                             AMOUNT    LOANS   AMOUNT      LOANS    AMOUNT    LOANS     AMOUNT     LOANS    AMOUNT     LOANS
------------------------------------------------------------------------------------------------------------------------------
                                                                  (Dollars in thousands)
ALLOWANCE FOR LOAN
     LOSSES ALLOCATED TO:
Residential mortgages        $ 1,276    62.82%  $ 1,187     67.25%    $ 661     65.61%    $ 389     63.72%     $ 112    63.61%
Commercial mortgages             503    18.83       617     18.06       638     19.56       818     21.83        753    21.86
Commercial loans                 296     3.71       279      4.07       183      4.47       478      4.98        961     5.61
Other loans                      355    14.64       411     10.62       192     10.36       267      9.47        176     8.92
Unallocated                       --       --        --        --       469        --        --        --         --
------------------------------------------------------------------------------------------------------------------------------
Total allowance              $ 2,430   100.00%  $ 2,494    100.00%  $ 2,143    100.00%  $ 1,952    100.00%   $ 2,002   100.00%
==============================================================================================================================

SOURCES OF FUNDS

       GENERAL. The Company's primary source of funds is deposits. In addition, the Company derives funds for loans and investments from loan and security repayments and prepayments, borrowings, and revenues from operations. Scheduled payments on loans and securities are a relatively stable source of funds, while savings inflows and outflows and loan and securities prepayments are significantly influenced by general interest rates and money market conditions.

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

       The following table sets forth the maturities of certificates of deposit and other time deposits of $100,000 or more at December 31, 1999.

                                                          December 31, 1999
             -------------------------------------------------------------------
                                                        (Dollars in thousands)
               Maturing within three months                  $     1,491
               After three but within six months                   2,293
               After six but within twelve months                  3,277
               After twelve months                                 6,940
             -------------------------------------------------------------------
               Total                                          $   14,001
             ===================================================================

       BORROWINGS. The Company maintains an available overnight line of credit with the Federal Home Loan Bank of New York (FHLB) for use in the event of unanticipated funding needs which cannot be satisfied from other sources. Additionally, the Company may borrow term advances for the FHLB. The Company had $19.2 million of borrowings from the FHLB at December 31, 1999, compared with $1.0 million at the end of 1998. This $18.2 million increase is primarily attributed to the mortgage-backed securities investment program previously discussed as well as general cash flow requirements.

SUPERVISION AND REGULATION

       Federal and state laws and the regulations of federal and state bank regulatory agencies have substantial effects on the Company and the Bank. The following is a brief summary of laws and regulations material to the Company and the Bank. Any change in applicable laws or regulations may have a material adverse effect on the business of the Company and the Bank.

       BANK HOLDING COMPANY REGULATION. The Company is a bank holding company subject to supervision by the Federal Reserve. The Federal Reserve has the authority to examine the Company and may also examine the Bank.

       A bank holding company, such as the Company or Niagara Bancorp, Inc., must obtain prior Federal Reserve approval to acquire direct or indirect ownership or control of more than 5% of the voting stock of any other bank holding company. Therefore, Niagara Bancorp must obtain Federal Reserve approval before it acquires the Company. In addition, any company, person or group acting in concert that is not already a bank holding company may be required to obtain prior approval of the Federal Reserve before acquiring 10% or more of the stock of the Company. New York State law similarly requires approval from the New York State Banking Board. These approval requirements could discourage other companies, persons or groups from attempting to acquire the Company in competition to the currently pending transaction with Niagara Bancorp.

       The Federal Reserve requires that bank holding companies maintain minimum capital levels. The Company's capital ratios substantially exceed Federal Reserve requirements. At December 31, 1999, the Company had a ratio of total capital to risk-weighted assets of 42.81% compared to a Federal Reserve minimum requirement of 8%, at least 4% of which must be core capital. The Company also had a ratio of core capital to total average assets (the "leverage ratio") of 23.91%, compared to a minimum requirement of from 4% to 6%. Substantially all of the Company's capital is core capital.

       TRANSACTIONS WITH AFFILIATES. Federal and state laws and regulations restrict transactions between a bank and its holding company or other affiliates, such as loans, purchases of assets, and payments of fees or other distributions. In general, these restrictions limit the amount of transactions between an institution and the affiliate, as well as the aggregate amount of transactions between an institution and all of its affiliates. Transactions with affiliates must generally be on terms comparable to those for transactions with unaffiliated entities.

       DIVIDEND LIMITATIONS. Federal Reserve policy provides that a bank holding company should not pay dividends unless (i) the bank holding company's net income over the prior year is sufficient to fully fund the dividends and (ii) the prospective rate of earnings retention appears consistent with the capital needs, asset quality and overall financial condition of the bank holding company and its subsidiaries. Under Delaware law, the Company may not pay dividends to its stockholders if, after giving effect to the dividend, the Company would not be able to pay its debts as they become due.

       Under the New York Banking Law, the Bank may pay dividends out of its net profits unless there is an impairment of capital. The Bank may not declare dividends in any year which exceed its total net profits of that year combined with its retained net profits of the preceding two years, subject to certain adjustments, without the approval of the New York Superintendent of Banks. Furthermore, the Bank may not declare a dividend which would cause it to fail to meet its capital requirements and may not declare a dividend that would cause its capital to decline below the liquidation account created when the Bank converted from a mutual to a stock institution.

       The Company and the Bank have satisfied these rules regarding dividend payments.

       The FDIC and the New York Superintendent of Banks may prohibit the Bank from paying dividends if, in either of their opinions, the payment of dividends would constitute an unsafe or unsound practice. Dividends are also prohibited if the payment would cause the Bank to be undercapitalized.

       BANK REGULATIONS. The Bank is subject to extensive regulation, examination, and supervision by the New York State Banking Department and the FDIC. The Bank's deposit accounts are insured up to applicable limits by the Bank Insurance Fund of the FDIC. The Bank must get regulatory approvals before entering into certain transactions, such as mergers with other banks. The Banking Department and the FDIC conduct periodic examinations of the Bank to determine the safety and soundness of the Bank and whether the Bank is complying with regulatory requirements.

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

       LOANS TO ONE BORROWER. Generally, the Bank may not make non-mortgage loans for commercial, corporate or business purposes (including lease financing) to a single borrower, in an aggregate amount in excess of 15% of the Bank's stockholders' equity, plus an additional 10% of the Bank's stockholders' equity if such amount is secured by certain types of readily marketable collateral. The Bank currently complies with these limits.

       CAPITAL REQUIREMENTS. The FDIC regulates the capital adequacy of the Bank. At December 31, 1999, the Bank's leverage capital ratio was 22.43% compared to a minimum requirement of from 4% to 5%. At December 31, 1999, the Bank's total risk-based capital ratio was 39.29%, compared to a minimum requirement of 8%, at least 4% of which must be core capital. Substantially all of the Bank's capital is core capital.

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

       The  New  York  Banking  Law  imposes  similar   community   reinvestment
obligations on the Bank. The Bank received a satisfactory rating from the New York Banking Department at its last state community reinvestment examination.

       STANDARDS FOR SAFETY AND SOUNDNESS. The Federal Reserve and the FDIC, together with the other federal bank regulatory agencies, have established guidelines relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines also cover asset quality and earnings evaluation and monitoring. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder. The FDIC has various enforcement powers if the Bank violates these guidelines. If non-compliance continues, the FDIC may proceed as in the case of an undercapitalized bank under the "prompt corrective action" requirements described below. The FDIC may also seek judicial enforcement and civil money penalties. The FDIC has not asserted any material violations of these guidelines by the Bank.

PROMPT CORRECTIVE ACTION. Institutions that are not adequately capitalized may be subject to a variety of supervisory actions including, but not limited to, restrictions on growth, investment activities, capital distributions and affiliate transactions. They must submit a capital restoration plan which, to be accepted by the regulators, must be guaranteed in part by any company having control of the institution (such as the Company). Federal banking agencies have indicated that, in regulating bank holding companies, the agencies may take appropriate action at the holding company level based on their assessment of the effectiveness of supervisory actions imposed upon subsidiary insured depository institutions pursuant to the prompt corrective action rules. The capital ratios of the Company and the Bank are such that the prompt corrective action requirements have not had any effect on either of them.


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

PERSONNEL

       At December 31, 1999, the Company employed 98 full-time equivalent employees. The employees are not represented by a collective bargaining unit, and the Company considers its relationship with its employees to be good.

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

ITEM 2.           PROPERTIES

       The Company conducts its business through its headquarters in the City of Cortland, a nearby drive-up facility, and two branches in adjacent communities in Cortland County. The Company also has representative offices in Ithaca and Liverpool for the origination of loans. The Company believes that these properties are adequate for current needs. The following table sets forth certain information regarding the Company's deposit-taking and loan production offices at December 31, 1999.

                                                                           DATE              OWNED/               NET BOOK
LOCATION                                                                 ACQUIRED            LEASED                VALUE
-------------------------------------------------------------------------------------------------------------------------------
                                                                                         (In thousands)
One North Main Street, Cortland, NY  13045
     and nearby drive through facility at 29-31 North Main Street         Various            Owned               $   843
12 South Main Street, Homer, NY  13077                                    Various            Owned               $   922
860 Route 13, Cortlandville, NY  13045                                    Various            Owned               $   475
200 East Buffalo Street, Ithaca, NY  14850                                 1998              Leased                 None
290 Elwood Davis Rd, Liverpool, NY 13088                                   1999              Leased                 None
===============================================================================================================================

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

       Not applicable.

PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

       The Company's common stock is traded on the Nasdaq National Market System under the symbol "CNYF". At December 31, 1999, there were 4,601,373 shares of CNY Financial Corporation common stock issued and outstanding, and there were approximately 1,500 holders of record. The table below shows the high and low bid price on the common stock and cash dividends per share declared during the last two years. The share prices shown do not represent actual transactions and do not include retail markups, markdowns or commissions.

                                                                  Bid
                                                     ------------------------------  Dividends
                                                          High            Low        Per Share
                                                     -------------------------------------------------
           1998:
           ----
              October 6 - December 31 (1)              $  10.19       $   8.88        $     --
           1999 quarter ended:
           ------------------
              March 31                                    12.13           9.88            0.04
              June 30                                     12.06          11.25            0.05
              September 30                                15.63          11.88            0.08
              December 31                              $  17.94       $  13.94        $   0.10
           -------------------------------------------------------------------------------------------

           (1) The Company's common stock began trading on October 6, 1998.

The stock price information set forth in the table above was provided by the National Association of Securities Dealers, Inc.

The Company did not engage in the sale of any securities which were not registered under the Securities Act of 1933.


ITEM 6.           SELECTED FINANCIAL DATA


                                                                          DECEMBER 31,
                                            --------------------------------------------------------------------------
SELECTED BALANCE SHEET DATA:                    1999           1998           1997           1996           1995
                                            --------------------------------------------------------------------------
                                                                (In thousands, except share data)
Total assets                                $   287,445     $  281,186     $  233,729     $   238,100    $  235,681
Loans receivable, net                           166,657        159,207        155,422         158,611       158,507
Allowance for loan losses                         2,430          2,494          2,143           1,952         2,002
Loans held-for-sale                                   -              -          2,541              --            --
Securities available-for-sale                    97,560         88,437         44,140          45,594        41,777
Securities held-to-maturity                       7,103         10,318         12,550          11,757        11,188
Cash & cash equivalents                           6,272         14,536          8,079          12,536        14,176
Real estate owned                                   309            260            964             563           374
Deposits                                        195,470        196,014        199,770         204,640       203,110
Borrowings                                       19,200          1,000             --              --            --
Total stockholders' equity                  $    67,700     $   79,070     $   30,740     $    30,345    $   29,030
Book value per share(1)                     $     15.43     $    15.06            N/A             N/A           N/A
Book value per share, excluding
     unallocated ESOP shares(2)             $     16.99     $    16.38            N/A             N/A           N/A

(CONTINUED ON NEXT PAGE)

(CONTINUED FROM PREVIOUS PAGE)


                                                                                YEAR ENDED DECEMBER 31,
                                                       ----------------------------------------------------------- --------------
SELECTED OPERATIONS DATA:                                    1999           1998           1997           1996           1995
                                                       ----------------------------------------------------------- --------------
                                                                           (In thousands, except share data)
Interest income                                        $    19,770    $    18,003    $    17,667    $     17,787   $    17,811
Interest expense                                             7,607          7,986          8,328           8,758         8,613
---------------------------------------------------------------------------------------------------------------------------------
Net interest income                                         12,163         10,017          9,339           9,029         9,198
Provision for loan losses                                      100            325          3,300           1,380           600
---------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses         12,063          9,692          6,039           7,649         8,598
Other non-interest income                                    1,078          1,583            889             770           671
---------------------------------------------------------------------------------------------------------------------------------
                                                            10,985         11,275          6,928           8,419         9,269
Other non-interest expense                                   7,874          8,326          6,872           6,201         5,945
---------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                   5,267          2,949             56           2,218         3,324
Income tax expense (benefit)                                 2,295          1,270            (16)            853         1,400
---------------------------------------------------------------------------------------------------------------------------------
Net income                                             $     2,972    $     1,679    $        72    $      1,365   $     1,924

Basic earnings per share(3)                            $      0.67    $        --            N/A             N/A           N/A
Diluted earnings per share(3)                          $      0.66    $        --            N/A             N/A           N/A
=================================================================================================================================
Diluted earnings per share, excluding contribution
     to Foundation(4)                                  $      0.66    $      0.13            N/A             N/A           N/A
=================================================================================================================================
Weighted average diluted shares outstanding              4,496,584      4,928,044            N/A             N/A           N/A
=================================================================================================================================


SELECTED FINANCIAL RATIOS AND OTHER DATA:                                AT OR FOR THE YEAR ENDED DECEMBER 31,
                                                       --------------------------------------------------------------------------
                                                           1999           1998           1997           1996           1995
                                                       --------------------------------------------------------------------------
PERFORMANCE RATIOS:
Return on average assets                                     1.04%        0.64%           0.03%         0.58%           0.82%
Return on average assets, excluding
     contribution to Foundation(4)                           1.04%        0.87%           0.03%         0.58%           0.82%
Return on average equity                                     3.96%        3.21%           0.23%         4.64%           6.85%
Return on average equity, excluding
     contribution to Foundation(4)                           3.96%        4.38%           0.23%         4.64%           6.85%
Net interest rate spread                                     3.36%        3.52%           3.58%         3.48%           3.70%
Net interest margin                                          4.46%        4.28%           4.17%         4.02%           4.18%
Efficiency ratio                                            59.57%       72.00%          67.49%        63.38%          60.34%
Efficiency ratio, excluding
     contribution to Foundation(4)                          59.57%       63.15%          67.49%        63.38%          60.34%

STOCKHOLDERS' EQUITY AND ASSET QUALITY RATIOS:
Average equity to average total assets                      26.31%       19.86%          13.04%        12.40%          12.00%
Total equity to assets end of period                        23.55%       28.12%          13.15%        12.74%          12.32%
Non-performing assets to total assets                        0.32%        0.42%           2.04%         1.78%           1.00%
Non-performing loans to total loans                          0.36%        0.58%           2.37%         2.28%           1.24%
Allowance for loan losses to total loans                     1.44%        1.54%           1.34%         1.22%           1.25%
Allowance for loan losses to non-performing loans          399.01%      266.74%          56.48%        53.23%         100.40%

OTHER DATA:
Full service offices                                            3            3               3             3               3
Full-time equivalent employees                                 98           91              93            95              96
=============================================================================================================================


(1)Book value per share is equal to total stockholders' equity divided by the common shares outstanding at December 31.
(2)Equal to stockholders' equity divided by common shares outstanding, less unallocated ESOP shares.
(3)Earnings per share for 1998 calculated on earnings from date of conversion (October 6, 1998) to December 31, 1998.
(4)Excludes contribution expense to the Cortland Savings Foundation of $1,023,000, or $614,000 after taxes in 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The  following   discussion  should  be  read  in  conjunction  with  the
Consolidated Financial Statements of CNY Financial Corporation, including the accompanying notes, appearing elsewhere in this Form 10-K.

GENERAL

       The Company's principal business is conducted by its wholly-owned subsidiary, Cortland Savings Bank (the "Bank") and consists of full service community banking. The Bank's results of operations depend principally on its net interest income, which is the difference between the income earned on its loans and securities and its cost of funds, principally interest paid on deposits. Net interest income is dependent on the amounts and yields of interest earning assets as compared to the amounts of and rates on interest bearing liabilities. Net interest income is sensitive to changes in market rates of interest and the Company's asset/liability management procedures in coping with such changes. Results of operations are also affected by the provision for loan losses, the volume of non-performing assets and the levels of non-interest income, and non-interest expense.

       Sources of non-interest income include categories such as deposit account fees and other service charges, gains on the sale of securities and fees for banking services such as safe deposit boxes. The largest category of non-interest expense is compensation and benefits expense. Other principal categories of non-interest expense are occupancy expense and real estate owned expense, which represents expenses in connection with real estate acquired in foreclosure or in satisfaction of a debt owed to the Company.

       The Company commenced operations on October 6, 1998, when the Bank converted from a state chartered mutual savings bank to a state chartered stock savings bank (the "Conversion"). On that date, the Company sold 5,251,629 shares of common stock in its initial public offering and received $50.3 million of net proceeds from the sale, which have been invested primarily into mortgage-backed securities and investment grade corporate bonds. The shares sold included 428,532 shares purchased by the Company's Employee Stock Ownership Plan (ESOP), which purchase was funded by a loan from the Company. The Company contributed an additional 105,033 shares to the Cortland Savings Foundation as part of the Conversion and an expense of $1.0 million, or approximately $614,000 after taxes, was recorded in October 1998 due to this donation. References to the business activities, financial condition and operations of the Company prior to October 6, 1998 refer to the Bank, while references to the Company on or after that date refer to both the Company and the Bank as consolidated, unless the context indicates otherwise.


COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 1999 AND DECEMBER 31, 1998

       Total assets at December 31, 1999 were $287.4 million, compared to $281.2 million at December 31, 1998. The primary cause of the $6.3 million increase was increased investing and lending activity by the Company.

       The Company repositioned a portion of its invested funds in 1999 to take advantage of higher rates available by extending the average maturity of investments. The Company also expanded its investment program to enhance net interest income. The Company concentrated its new securities investments in mortgage-backed securities which tend to have higher yields than government and corporate debt securities. The mortgage-backed securities had contractual terms to maturity of 15 to 30 years, and were funded by a reduction in cash and short-term investments of $8.3 million and an increase in borrowings.

       Net loans were $166.7 million at December 31, 1999, an increase of $7.5 million from the end of 1998. This growth occurred as the Company maintained its emphasis in residential lending and increased its level of loan originations. Loan closings, including undisbursed funds and refinancings, totaled $41.3 million in 1999, an increase of 4.8% from the 1998 total of $39.4 million.

       Total deposits were $195.5 million at the end of 1999, compared to $196.0 million at December 31, 1998. This $544,000 reduction is attributed to a $3.9 million reduction in certificates of deposit and a $711,000 decline in savings accounts, partially offset by a $1.3 million increase in demand accounts and a $2.8 million increase in money market accounts. During 1999, management chose to reduce the Company's reliance on higher cost certificates of deposit and actively promote the Company's checking account and money market products.

       Borrowings were $19.2 million and $1.0 million at December 31, 1999 and 1998, respectively. This $18.2 million increase was required to fund the growth in assets, and the stock repurchases discussed in the following paragraph.

       Stockholders' equity was $67.7 million on December 31, 1999 compared to $79.1 million at the end of 1998. The primary contributor to this $11.4 million decline was completion of the Company's share repurchase programs. 649,664 shares of the Company's common stock were purchased during 1999 at an aggregate price of $9.4 million. Additionally, the Company repurchased 214,266 shares in May 1999 at a price of $12.00 per share to be used for grants under the Company's Personnel Recognition and Retention Plan. As of December 31, 1999, a total of 181,278 shares have been granted to participants in this plan.

INTEREST EARNING ASSETS AND INTEREST BEARING LIABILITIES

       The following table sets forth the average daily balances, net interest income and expense and average yields and rates for the Company's earning assets and interest bearing liabilities for the indicated periods. No tax-equivalent adjustments were made.


                                                                    YEAR ENDED DECEMBER 31,
                                  ---------------------------------------------------------------------------------------------
                                              1999                           1998                            1997
                                  ---------------------------------------------------------------------------------------------
                                                       AVERAGE                        AVERAGE                         AVERAGE
                                             AVERAGE    YIELD/              AVERAGE    YIELD/              AVERAGE     YIELD/
                                  INTEREST   BALANCE     COST    INTEREST   BALANCE     COST    INTEREST   BALANCE      COST
                                  ---------------------------------------------------------------------------------------------
                                                                     (Dollars in thousands)

Loans(1)                          $ 13,183  $161,371    8.17%     $13,420  $156,649    8.57%    $13,582   $157,713     8.61%
Securities(2)                        6,429   107,571    5.98%       4,016    66,228    6.06%      3,769     60,226     6.26%
Other short-term investments           158     3,615    4.37%         567    11,387    4.98%        316      6,019     5.25%
-------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets       19,770   272,557    7.25%      18,003   234,264    7.68%     17,667    223,958     7.89%
Non-interest-earning assets                   12,697                         29,141                         12,254
-------------------------------------------------------------------------------------------------------------------------------
Total assets                                $285,254                       $263,405                       $236,212
===============================================================================================================================

Savings accounts(3)                  1,517  $ 63,853    2.38%       1,851  $ 66,709    2.77%      1,936   $ 64,576     3.00%
Money market accounts                  256     9,211    2.78%         220     8,176    2.69%        243      8,643     2.81%
NOW accounts                           133    10,747    1.24%         167    10,015    1.67%        166      9,457     1.76%
Certificates of deposit              5,140   102,470    5.02%       5,723   106,860    5.36%      5,983    110,728     5.40%
Borrowings                             561     9,237    6.07%          25       430    5.81%         --         --       --
-------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities   7,607   195,518    3.89%       7,986   192,190    4.16%      8,328    193,404     4.31%
Non-interest-bearing liabilities              14,684                         18,900                         12,002
-------------------------------------------------------------------------------------------------------------------------------
Total liabilities                            210,202                        211,090                        205,406
Stockholders' equity                          75,052                         52,315                         30,806
-------------------------------------------------------------------------------------------------------------------------------
Total liabilities and equity                $285,254                       $263,405                       $236,212
===============================================================================================================================

Net interest income/spread        $ 12,163              3.36%     $10,017              3.53%    $ 9,339                3.58%

Net earning assets/net
interest margin                             $ 77,039    4.46%              $ 42,074    4.28%              $ 30,554     4.17%

Ratio of average interest-earning
   assets  to average interest-bearing
   liabilities                                  1.39x                          1.22x                          1.16x
---------------------------------

(1) Average balances include loans held-for-sale and nonaccrual loans, net of the allowance for loan losses. Interest is recognized on nonaccrual loans only as and when received.
(2) Securities  are included at amortized  cost,  with net  unrealized  gains or losses on securities available-for-sale included as a component of non-earning assets. Securities include Federal Home Loan Bank stock.
(3) Includes  advance   payments  for  taxes  and  insurance   (mortgage  escrow
    deposits).

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


                                                                           YEAR ENDED DECEMBER 31,
                                               ---------------------------------------------------------------------
                                                            1999 VS. 1998                           1998 VS. 1997
                                               ---------------------------------------------------------------------
                                                     INCREASE (DECREASE) DUE TO:  INCREASE (DECREASE) DUE TO:
                                                  VOLUME        RATE     TOTAL     VOLUME       RATE      TOTAL
                                               ---------------------------------------------------------------------
                                                                               (In thousands)
INTEREST-EARNING ASSETS:
Loans                                            $   398    $  (635)   $  (237)   $   (91)   $   (71)   $  (162)
Securities                                         2,472        (59)     2,413        367       (120)       247
Other short-term investments                        (347)       (62)      (409)       268        (17)       251
--------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                    $ 2,523    $  (756)   $ 1,767    $   544    $  (208)   $   336
====================================================================================================================

INTEREST-BEARING LIABILITIES:
Savings accounts                                 $   (76)   $  (258)   $  (334)   $    62    $  (147)       (85)
Money market accounts                                 29          7         36        (13)       (10)       (23)
NOW accounts                                          11        (45)       (34)         9         (8)         1
Certificates of deposit                             (229)      (354)      (583)      (207)       (53)      (260)
Borrowings                                           535          1        536         25         --         25
--------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities               $   270    $  (649)   $  (379)   $  (124)   $  (218)   $  (342)
====================================================================================================================

Net change in net interest income                $ 2,253    $  (107)   $ 2,146    $   668    $    10    $   678
====================================================================================================================

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 1999 AND DECEMBER 31, 1998

       GENERAL. Net income for 1999 was $3.0 million compared to net income of $1.7 million in 1998. The primary reason for the improvement was an increase in net interest income of $2.1 million and a $452,000 decrease in other operating expenses. These improvements were partially offset by a $505,000 reduction in non-interest income and a $1.0 million increase in income tax expense

       NET INTEREST INCOME. Net interest income increased by $2.1 million or 24.5% from 1998 to 1999. This improvement occurred primarily due to a $38.3 million increase in average total earning assets as a result of the Company's stock offering on October 6, 1998, offset partially by a reduction in the average rate earned on assets of 43 basis points. The reduction in rate is attributable to an increase in securities as a percentage of total earning assets and a reduction in the rate earned on loans due to competitive pressures and market interest rates in general. Securities increased as the Company invested the proceeds of its stock offering in such investments pending redeployment in loans as appropriate opportunities arise and due to the investment program previously discussed. Loans generally have higher yields than the Company's other investments.

       The Company also experienced a decline in the cost of interest-bearing liabilities to 3.89% in 1999 compared to 4.16% in 1998. The decline in market interest rates at the end of 1998 allowed the Company to reduce its savings and NOW account pricing while remaining competitive in its market. Furthermore, the infusion of capital from the Company's conversion allowed the Company to be more conservative in pricing its certificates of deposit. The investment of the additional capital resulted in an increase in average net earning assets of $35.0 million in 1999, which resulted in an improvement in the Company's net interest margin to 4.46% in 1999, compared to 4.28% in 1998.

       PROVISION FOR LOAN LOSSES. The provision for loan losses results from management's analysis of the adequacy of the Company's allowance for loan losses. If management determines that an increase in the allowance is warranted, then the increase is accomplished through a provision for loan losses, which is charged as an expense on the Company's consolidated income statement. The provision for loan losses was $100,000 for the year ended December 31, 1999 compared to $325,000 in 1998. A lower provision was appropriate in 1999 due to the Company's improved asset quality.

       NON-INTEREST INCOME. The Company's primary source of recurring non-interest income is service charges, principally on deposit accounts. Service charges increased by $117,000 in 1999 versus 1998, which increase related primarily to the implementation of ATM surcharges and increased debit card usage by the Company's customers.

       The Company began surcharging non-Bank customers for using its ATMs in April 1999. A total of $61,000 of income was recognized for this service during the year. Additionally, through a customer awareness campaign, debit card usage increased, resulting in a $44,000 improvement in income from this product.

       During 1998, the Company also received $658,000 in settlement of its insurance claim related to an officer defalcation which was discovered in 1996. The settlement brought this matter to a close.

       NON-INTEREST EXPENSE. Non-interest expense decreased $452,000 from 1998 to 1999. The primary reasons for the decrease were a $415,000 decrease in salaries and employee benefits and the $1.0 million contribution to the Cortland Savings Foundation in 1998. Partially reducing the impact of these items was $315,000 of expenses incurred related to the announced merger with Niagara Bancorp, Inc. These merger expenses are not tax deductible, and thus net income was reduced by that amount.

       The decrease in salaries and employee benefits included a $516,000 reduction of expense related to the termination of the Company's defined benefit pension plan, versus an expense of $377,000 in 1998. This reduction was partially offset by increased expense of the Company's ESOP and stock grant plan, increased medical claims of $85,000 and normal merit increases.

       The fluctuation in the impact of the defined benefit plan termination between 1998 and 1999 was caused by the settlement gain on the termination of the plan in 1999 of $394,000 combined with a $122,000 reduction in the actual contribution to the Company's 401(k) plan in 1999 from the estimate recorded in 1998.

       Expense related to the allocation of ESOP shares was $279,000 for the year ended December 31, 1999, compared with $51,000 in 1998. The primary cause of this $228,000 increase was a full year of allocation in 1999 versus one quarter in 1998. The higher average per share price of the Company's common stock in 1999 versus 1998 also contributed to this increase.

       Shareholders of the Company approved the Personnel Recognition and Retention Plan ("PRRP") of the Company in April 1999 and stock grants were made to officers and directors of the Company under this plan. Expense of $288,000 was recorded in 1999 for this plan, and there was no such expense in 1998.

       During the fourth quarter of 1998, the Company donated 105,033 share of its common stock to the Cortland Savings Foundation, a charitable foundation created in connection with the Conversion. The donation resulted in a pre-tax $1.0 million financial statement expense during 1998.

       Professional fees increased by $213,000 from 1998 to 1999, due to a variety of matters, including the establishment of a real estate investment trust in 1999.

       The Company recorded net expense of $83,000 from its real estate owned in 1999 compared with net revenue of $72,000 in 1998. This $155,000 increase in expense occurred because the Company recorded a gain of $209,000 on the sale of one property in 1998 which gain exceeded the aggregate other expenses incurred on real estate owned during that year.

       Other non-interest expense increased $412,000 from 1998 to 1999, reflecting increased costs associated with being a publicly-traded company for a full year in 1999 versus less than one quarter in 1998. Adding to the increase in other expense was a $51,000 increase in the costs of upgrading personal computers in 1999, and a $55,000 increase in the costs associated with ATM and debit cards due to higher volume levels as previously discussed. Furthermore, the Company experienced a $74,000 increase in foreclosure expenses as the number of actions increased compared with 1998. This increased activity did not, however, result in an increase in the level of other real estate owned because the Company aggressively worked to manage its level of nonperforming assets.

       INCOME TAXES. Income tax expense increased $1.0 million from 1998 to 1999, primarily reflecting the improved earnings of the Company.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1997

       GENERAL. Net income for 1998 was $1.7 million compared to net income of $72,000 in 1997. The primary reason for the improvement was the reduction in the costs incurred to resolve the Company's problem assets, including a $3.0 million reduction in the provision for loan losses and a $572,000 reduction in the expense of real estate owned. Also affecting the improvement in net income was an improvement in net interest income of $678,000, a $694,000 increase in other operating income and a $1.5 million increase in other operating expenses.

        During the fourth quarter of 1997, the Company decided that its non-performing loans were creating too great a strain on management resources and the work necessary to collect those assets was diverting management from its core goal of running the Company in a profitable manner. Therefore, in order to improve overall asset quality and free management from less productive tasks associated with the resolution of problem loans, the Company decided to seek to sell a substantial portion of its non-performing loans to a single unrelated purchaser which was completed in the first quarter of 1998. The decision to sell the loans resulted in a $1.7 million charge against the allowance for loan losses.

       NET INTEREST INCOME. Net interest income increased by $678,000 or 7.3% form 1997 to 1998. This improvement occurred primarily due to a $10.3 million increase in average total earning assets as a result of the Company's stock offering on October 6, 1998, offset partially by a reduction in the average rate earned on assets of 21 basis points. The reduction in rate is attributable to an increase in securities and other short-term investments and the overall decline in market interest rates.

       The Company also experienced a decline in the cost of interest-bearing liabilities to 4.16% in 1998 compared to 4.31% in 1997. The decline in market interest rates allowed the Company to reduce its deposit pricing while remaining competitive in its market. The infusion of capital from the Company's conversion, and related increase in average net earning assets of $11.5 million in 1998, resulted in an improvement in the Company's net interest margin to 4.28% for 1998, compared to 4.17% in 1997.

       PROVISION FOR LOAN LOSSES. The provision for loan losses was $325,000 for the year ended December 31, 1998 compared to $3.3 million in 1997. A lower provision was appropriate in 1998 due to the significant improvement in the Company's asset quality. Despite the decrease in the provision, the allowance for loan losses increased from $2.1 million at year-end 1997 to $2.5 million at year-end 1998, when it represented 1.54% of total loans.

       NON-INTEREST INCOME. The Company's primary source of recurring non-interest income is service charges, principally on deposit accounts. Service charges increased by $87,000 in 1998 versus 1997, which increase related primarily to fee changes on products and an increase in loan-related fees.

       During 1998, the Company also received $658,000 from the insurance claim settlement previously discussed.

       NON-INTEREST EXPENSES. Non-interest expense increased $1.4 million from 1997 to 1998. The primary reasons for the increase were a $918,000 increase in salaries and employee benefits and a $1.0 million contribution to the Cortland Savings Foundation. The increase in salaries and employee benefits included a $377,000 expense related to the termination of the Company's defined benefit pension plan, $113,000 of severance expense for employee terminations, increased medical claims of $82,000, $51,000 of expense related to the Company's ESOP, representing ESOP expense for approximately one quarter of the year, and normal merit increases.

       The $377,000 expense related to the termination of the Company's defined benefit plan represents the estimated plan curtailment expense of $35,000 combined with an estimated expense of $437,000 for the Company's commitment to contribute 25% of the excess of plan assets over the cost of annuities to be purchased at the time of settlement of the plan (expected to be in 1999) to the Company's 401(k) plan. These amounts are partially offset by the $95,000 benefit of the pension plan prior to termination.

       Professional fees increased by $257,000 from 1997 to 1998, reflecting $210,000 of expenses related to the Company's unsuccessful attempt to acquire another financial institution during the fourth quarter of 1998.

       Directors' fees increased $189,000, primarily the effect of a $150,000 retirement benefit for three retired directors in 1998.

       The Company recorded net revenues of $72,000 from its real estate owned in 1998 compared with a net expense of $500,000 in 1997. This improvement occurred as the level of real estate owned declined significantly during 1998 as the Company continued its efforts to resolve and reduce non-performing assets. The Company recorded a gain of $209,000 on the sale of one property, which gain exceeded the aggregate other expenses incurred on real estate owned.

       INCOME TAXES. Income tax expense increased $1.3 million from 1997 to 1998, reflecting the improved earnings of the Company, as well as a $80,000 excise tax recorded for the termination of the defined benefit plan.

LIQUIDITY AND CAPITAL

       The Company's primary sources of funds are deposits, borrowings, and payments received on loans and securities. While scheduled payments on loans and securities, either installment payments or payments at maturity, are relatively predictable sources of funds, deposit outflows and loan prepayments can fluctuate and are influenced by market interest rates, economic conditions and competition.

       The Company's primary investing activities are the origination of loans and the purchase of securities. The Company's loans, net, after payments and charge-offs, increased by $7.5 million during 1999 and $4.1 million during 1998, and decreased by $3.1 million during 1997. Securities, excluding the effect of unrealized gains and losses, increased by $8.7 million in 1999 and $41.0 million during 1998 and decreased by $1.2 million during 1997.

       In general, the Company invests available funds in securities, federal funds sold and short-term investments pending the investment of those funds in loans. Generally, the regular flow of deposits and loan repayments, along with payments on and maturities of securities, provides sufficient funds to fund new loan originations. The Company can also regulate the level of deposits, and hence the flow of funds, by adjusting the rates it offers on deposits, especially certificates of deposit. Federal funds sold and other short-term investments are transitory and also provide available funds when needed for other purposes. Furthermore, as part of its management of the loan origination process, the Company tracks the progress of loan applications and commitments so that the volume and timing of new securities purchases can be adjusted as funds are needed for other purposes. Finally, the Bank has available lines of credit and borrowing capabilities to provide additional funds if the need arises. At December 31, 1999, the Company had available lines of credit and borrowing capabilities with the Federal Home Loan Bank of New York of $27.3 million.

       At December 31, 1999, the Company and the Bank substantially exceeded all regulatory capital requirements of the Federal Reserve Board of Governors and the FDIC applicable to them. Compliance with minimum capital requirements does not currently have a material affect on the Bank or the Company. The Bank was classified as "well capitalized" at December 31, 1999 under FDIC regulations.

IMPACT OF INFLATION AND CHANGING PRICES

       The Company prepares its financial statements and other financial disclosures according to Generally Accepted Accounting Principles, which in most cases require the measurement of financial condition and operating results in terms of historical dollar amounts without considering the changes in the relative purchasing power of money over time due to inflation. Inflation can increase operating costs and affect the value of collateral for loans in general, and real estate collateral in particular. Unlike industrial companies, nearly all of the Company's assets and liabilities are monetary in nature. As a result, interest rates have a greater impact on net income than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services. However, interest rates generally increase during periods when the rate of inflation is increasing and decrease during periods of decreasing inflation. Periods of high inflation are ordinarily accompanied by high interest rates, which could have a negative effect on net income.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ASSET/LIABILITY MANAGEMENT AND MARKET RISK

       As a continuing part of its financial strategy, the Company attempts to manage the impact of fluctuations in market interest rates on its net interest income. This effort entails providing a reasonable balance between interest rate risk, credit risk, liquidity risk and maintenance of yield. Asset/liability management policies are established and monitored by management in conjunction with the Board of Directors of the Bank, subject to general oversight by CNY Financial Corporation's Board of Directors. The policies establish guidelines for acceptable limits on the sensitivity of the market value of assets and liabilities to changes in interest rates.

       The Company's net income is dependent on its net interest income. Net interest income is susceptible to interest rate risk to the degree that interest-bearing liabilities mature or reprice on a different basis than interest-earning assets. When interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a given period, a significant increase in market rates of interest could adversely affect net interest income. Similarly, when interest-earning assets mature or reprice more quickly than interest-bearing liabilities, falling interest rates could result in a decrease in net income.

       The following table illustrates the Company's estimated interest rate sensitivity and periodic and cumulative gap positions as calculated as of December 31, 1999.


                                                         AMOUNTS ESTIMATED TO MATURE OR REPRICE WITHIN
                                  ---------------------------------------------------------------------------------------------
                                   LESS THAN
                                     THREE         3 - 6      6 MONTHS       1 - 2         3 - 5       OVER 5
                                     MONTHS       MONTHS      TO 1 YEAR      YEARS         YEARS        YEARS        TOTAL
-------------------------------------------------------------------------------------------------------------------------------
                                                                     (Dollars in thousands)
INTEREST-EARNING ASSETS:
Short-term investments            $    221      $     --     $      --    $      --     $       --   $      --    $     221
Securities, including FHLB stock     3,082         7,864         8,593       18,290         39,123      29,348      106,300
Loans                               13,672         8,636        13,207       18,762         45,237      67,143      166,657
-------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets       16,975        16,500        21,800       37,052         84,360      96,491      273,178
-------------------------------------------------------------------------------------------------------------------------------
INTEREST-BEARING LIABILITIES:
Savings accounts, including escrow   1,493         2,986         4,479        8,958         26,873      17,915       62,704
Money market accounts                  360           719         1,079        2,158          6,473          --       10,789
NOW accounts                           370           740         1,110        2,220          6,661          --       11,101
Certificates of deposit              9,114        18,983        29,408       24,400         18,533          --      100,438
Borrowings                           1,200         2,000         8,000        1,000          7,000          --       19,200
-------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities  12,537        25,428        44,076       38,736         65,540      17,915      204,232
Interest sensitivity gap          $  4,438      $ (8,928)     $(22,276)   $  (1,684)       $18,820      78,576     $ 68,946
===============================================================================================================================
Cumulative interest sensitivity
gap                               $  4,438      $ (4,490)     $(26,766)   $ (28,450)       $(9,630)  $  68,946
===============================================================================================================================

Ratio of cumulative gap to total
     interest-earning assets          1.62%        (1.64%)       (9.80%)     (10.41%)        (3.53%)     25.24%
===============================================================================================================================

Ratio of interest-earnings assets
     to interest-bearing
     liabilities                    135.40%        64.89%        49.46%       95.65%        128.72%     538.60%       133.76%
===============================================================================================================================

       While the gap position illustrated above is a useful tool that management can assess for general positioning of the Company's balance sheet, management uses an additional measurement tool to evaluate its asset/liability sensitivity which determines exposure to changes in interest rates by estimating the percentage change in net interest income due to changes in rates over a one-year time horizon. Management measures the estimated percentage change assuming an instantaneous permanent parallel shift in the yield curve of 100 and 200 basis points, both upward and downward. The model uses an option-based pricing approach to estimate the sensitivity of mortgage loans. The most significant embedded option in these types of assets is the borrower's optional right to prepay the loan. The model uses various prepayment assumptions depending upon the type of mortgage instrument (residential mortgages, commercial mortgages, mortgage-backed securities, etc.). Prepayment rates for mortgage instruments ranged from 1% to 39% CPR (Constant Repayment Rate) as of December 31, 1999. For administered rate core deposits (e.g. NOW and savings accounts), the model utilizes interest rate floors equal to 100 basis points below their current levels.

       Utilizing this measurement concept, the estimated interest rate risk of the Company, expressed as a percentage change in net interest income over a one-year time horizon due to changes in interest rates, at December 31, 1999, was as follows:

                                                                                           BASIS POINT CHANGE
                                                                             ------------------------------------------------
                                                                                 +200        +100        -100         -200
                                                                             ------------------------------------------------
Estimated percentage change in net interest income due to an immediate
    change in interest rates over a one-year time horizon.............          (3.55%)     (1.09%)      3.87%        3.95%
                                                                             ------------------------------------------------

       Actual results may differ from these estimates due to the inherent uncertainty of the assumptions, including the timing, magnitude and frequency of rate changes, customer buying patterns, economic conditions, and management strategies.

       The Company does not currently engage in trading activities or use instruments such as swaps, collars or floors to control interest rate risk. Even though such activities may be permitted with the approval of the Board of Directors, the Company does not intend to engage in such activities in the immediate future.

       Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest rate risk inherent in its lending and deposit activities. Other types of market risk, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          Independent Auditors' Report


         The Board of Directors and Stockholders
         CNY Financial Corporation


         We have audited the accompanying consolidated balance sheets of CNY Financial Corporation and subsidiary as of December 31, 1999 and 1998 and the related consolidated statements of income, stockholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CNY Financial Corporation and subsidiary at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.


         /s/ KPMG LLP
         ------------------
         Syracuse, New York
         January 14, 2000

                    CNY Financial Corporation and Subsidiary
                           Consolidated Balance Sheets
                           December 31, 1999 and 1998
                        (In thousands, except share data)


                                                                              1999       1998
------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                   $   6,051    $   4,432
Interest-bearing balances at financial institutions                             221        6,104
Federal funds sold                                                               --        4,000
Securities available-for-sale, at fair value                                 97,560       88,437
Securities held-to-maturity (fair value of $7,026 in 1999 and
     $10,404 in 1998)                                                         7,103       10,318
Loans, net of deferred fees                                                 169,087      161,701
Less allowance for loan losses                                                2,430        2,494
------------------------------------------------------------------------------------------------
     Net loans                                                              166,657      159,207
Premises and equipment, net                                                   3,084        3,243
Federal Home Loan Bank stock, at cost                                         1,637        1,303
Other assets                                                                  5,132        4,142
------------------------------------------------------------------------------------------------
                                                                          $ 287,445    $ 281,186
================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits
     Non-interest bearing demand accounts                                 $  12,033    $  10,780
     Savings accounts                                                        61,109       61,820
     Certificates of deposit                                                100,438      104,317
     Money market accounts                                                   10,789        7,975
     NOW accounts                                                            11,101       11,122
------------------------------------------------------------------------------------------------
Total deposits                                                              195,470      196,014
Advance payments by borrowers for property taxes and insurance                1,595        1,450
Borrowings                                                                   19,200        1,000
Other liabilities                                                             3,480        3,652
------------------------------------------------------------------------------------------------
     Total liabilities                                                      219,745      202,116
------------------------------------------------------------------------------------------------
Commitments and contingencies (note 13)
Stockholders' equity
     Common Stock, $0.01 par value, 20,000,000 shares authorized,
        5,356,662 shares issued                                                  54           54
     Additional paid-in capital                                              51,353       51,289
     Retained earnings, substantially restricted                             33,554       31,848
     Accumulated other comprehensive income (loss)                             (503)       1,178
     Treasury stock, at cost 788,277 shares in 1999 and 105,625
       in 1998                                                              (10,908)      (1,067)
     Unallocated shares of Employer Stock Ownership Plan (ESOP),
       401,749 shares in 1999 and  423,175 in 1998                           (4,017)      (4,232)
     Unearned common stock for PRRP                                          (1,833)          --
------------------------------------------------------------------------------------------------
Total stockholders' equity                                                   67,700       79,070
------------------------------------------------------------------------------------------------
                                                                          $ 287,445    $ 281,186
================================================================================================
See accompanying notes to consolidated financial statements


                    CNY Financial Corporation and Subsidiary
                        Consolidated Statements of Income
                  Years Ended December 31, 1999, 1998 and 1997
                        (In thousands, except share data)


                                                                     1999          1998           1997
--------------------------------------------------------------------------------------------------------
Interest income
    Loans                                                       $    13,183   $    13,420    $    13,582
    Securities                                                        6,429         4,016          3,769
    Other short-term investments                                        158           567            316
--------------------------------------------------------------------------------------------------------
Total interest income                                                19,770        18,003         17,667
Interest expense
    Deposits                                                          7,046         7,961          8,328
    Borrowings                                                          561            25             --
--------------------------------------------------------------------------------------------------------
Total interest expense                                                7,607         7,986          8,328
--------------------------------------------------------------------------------------------------------
Net interest income                                                  12,163        10,017          9,339
Provision for loan losses                                               100           325          3,300
--------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                  12,063         9,692          6,039
Non-interest income
    Service charges                                                     840           723            636
    Net gain on sale of securities                                       23             6             46
    Gain on loan sales                                                   --            30             --
    Insurance proceeds                                                   --           658             --
    Other                                                               215           166            207
--------------------------------------------------------------------------------------------------------
Total non-interest income                                             1,078         1,583            889
Non-interest expense
    Salaries and employee benefits                                    3,431         3,846          2,928
    Building, occupancy and equipment                                   822           905            981
    Postage and supplies                                                337           349            323
    Professional fees                                                   738           525            361
    Directors fees                                                      297           311            122
    Real estate owned                                                    83           (72)           500
    Contribution to charitable foundation                                --         1,023             --
    Merger related expenses                                             315            --             --
    Other                                                             1,851         1,439          1,657
--------------------------------------------------------------------------------------------------------
Total non-interest expenses                                           7,874         8,326          6,872
--------------------------------------------------------------------------------------------------------
Income before income tax expense (benefit)                            5,267         2,949             56
Income tax expense (benefit)                                          2,295         1,270            (16)
Net income                                                      $     2,972   $     1,679    $        72
========================================================================================================
Earnings per share (for 1998 calculated using post
  conversion net income) (see note 2)
    Basic                                                       $      0.67   $        --            N/A
    Diluted                                                     $      0.66   $        --            N/A
Weighted average diluted shares outstanding                       4,496,584     4,928,044            N/A
========================================================================================================
   See accompanying notes to consolidated financial statements


                    CNY Financial Corporation and Subsidiary
    Consolidated Statements of Stockholders' Equity and Comprehensive Income
                  Years Ended December 31, 1999, 1998 and 1997
                        (In thousands, except share data)

                                                                            Accumulated                          Unearned
                                                      Additional               Other               Unallocated   Common
                                              Common   Paid-in   Retained  Comprehensive  Treasury    ESOP        Stock
                                              Stock    Capital   Earnings     Income       Stock     Shares      For PRRP   Total
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                  $   --  $      --  $ 30,097  $    248       $     --  $       --  $    --   $ 30,345
Comprehensive income:
    Other comprehensive income                    --         --        --       323             --          --       --        323
    Net income                                    --         --        72        --             --          --       --         72
----------------------------------------------------------------------------------------------------------------------------------
Total comprehensive income                        --         --        72       323             --          --       --        395
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                      --         --    30,169       571             --          --       --     30,740
Net proceeds from issuance of 5,251,629
      shares of common stock                      53     50,294        --        --             --          --       --     50,347
Common stock acquired by ESOP
    (428,532 shares)                              --         --        --        --             --      (4,285)      --     (4,285)
Charitable contribution of common stock
    to Cortland Savings Foundation
    (105,033 shares)                               1        997        --        --             --          --        --       998
Treasury stock purchased (105,625 shares)         --         --        --        --         (1,067)         --        --    (1,067)
ESOP shares released for allocation
    (5,357 shares)                                --         (2)       --        --             --          53        --       51
Comprehensive income:
    Other comprehensive income                    --         --        --       607             --          --        --      607
    Net income                                    --         --     1,679        --             --          --        --    1,679
---------------------------------------------------------------------------------------------------------------------------------
Total comprehensive income                        --         --     1,679       607             --          --        --    2,286
---------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                      54     51,289    31,848     1,178         (1,067)     (4,232)       --   79,070
---------------------------------------------------------------------------------------------------------------------------------
Treasury stock purchased (863,930 shares)         --         --        --        --        (12,016)         --        --  (12,016)
ESOP shares released for allocation
     (21,426 shares)                              --         64        --        --             --         215        --      279
Stock awarded under Personal Recognition and
     Retention Plan (PRRP) (181,278 shares)       --         --       (54)       --          2,175          --    (2,121)      --
Expense of PRRP                                   --         --        --        --             --          --       288      288
Dividend payments ($0.27 per share)               --         --    (1,212)       --             --          --        --   (1,212)
Comprehensive income:
     Other comprehensive loss                     --         --        --    (1,681)            --          --        --   (1,681)
     Net income                                   --         --     2,972        --             --          --        --    2,972
---------------------------------------------------------------------------------------------------------------------------------
Total comprehensive income                        --         --     2,972    (1,681)            --          --        --    1,291
---------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                  $   54  $  51,353  $ 33,554   $  (503)      $(10,908)     (4,017) $ (1,833) $67,700
=================================================================================================================================
See accompanying notes to consolidated financial statements.


                    CNY Financial Corporation and Subsidiary
                        Consolidated Cash Flow Statements
                  Years Ended December 31, 1999, 1998 and 1997
                                 (In thousands)
                                                                      1999           1998           1997
-------------------------------------------------------------------------------------------------------------
Cash flow from operating activity:
Net income                                                       $    2,972     $    1,679     $       72
Adjustments to reconcile net income to net cash provided by
     operating activities:
      Depreciation and amortization                                     474            487            579
      (Increase) decrease in accrued interest receivable                 40           (306)           233
      Provision for loan losses                                         100            325          3,300
      Write-down of real estate owned                                    10             50            365
      Net gains on sales of securities                                  (23)            (6)           (46)
      Nationar recovery                                                  --             --            (45)
      Net gain on sale of real estate owned                              (7)          (192)           (11)
      Net amortization of premiums and discounts                        (98)            55            104
      Net gain on sale of loans held-for-sale                            --            (30)            --
      Proceeds from sale of loans held-for-sale                          --          3,131             --
      Increase in other liabilities                                     853            807            148
      Deferred tax expense (benefit)                                     86            277           (869)
      Decrease (increase) in other assets                                51          1,032           (709)
      Donation to charitable foundation                                  --            997             --
      PRRP expense                                                      288             --             --
      ESOP shares released for allocation                               279             51             --
      Gain on curtailment of postretirement benefit plan                (70)            --             --
-------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                             4,955          8,357          3,121
-------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
      Net increase in loans                                          (7,816)        (4,744)        (3,746)
      Proceeds from recovery of Nationar                                 --             --             45
      Proceeds from sales of securities available-for-sale            6,108          2,006          3,121
      Proceeds from maturities and principle reductions of
           securities available-for-sale                             53,297         18,337         18,040
      Purchases of securities available-for-sale                    (71,686)       (63,237)       (19,237)
      Purchase of securities held-to-maturity                            --         (2,484)        (3,847)
      Proceeds from maturities and principle reductions
           of securities held-to-maturity                             3,196          4,780          3,054
      Proceeds from sale of real estate owned                           214            920            340
      Additions to premises and equipment                              (315)          (283)          (371)
      Purchase of FHLB stock                                           (334)           (12)           (63)
-------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                               (17,336)       (44,717)        (2,664)
-------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
Decrease in deposits                                                   (544)        (3,756)        (4,870)
Net increase in Federal Home Loan Bank advances                      18,200          1,000             --
Increase (decrease) in advance payments by borrowers for
     property taxes and insurance                                       145            121            (44)
Net proceeds from issuance of common stock                               --         50,347             --
Purchase of shares of common stock by ESOP                               --         (4,285)            --
Par value of donation of stock to charitable foundation                  --              1             --
Treasury stock purchases                                            (12,472)          (611)            --
Dividends paid                                                       (1,212)            --             --
-------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                  (4,117)        42,817         (4,914)
-------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                 (8,264)         6,457         (4,457)
Cash and cash equivalents at beginning of year                       14,536          8,079         12,536
-------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                         $    6,272     $   14,536     $    8,079
=============================================================================================================


                    CNY Financial Corporation and Subsidiary
                  Consolidated Cash Flow Statements (Continued)
                  Years Ended December 31, 1999, 1998 and 1997
                                 (In thousands)


                                                                      1999           1998           1997
-------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-cash investing activities:
      Purchases of securities available-for-sale not settled      $       --    $      499     $       --
      Treasury stock purchases not settled                                --           456             --
      Transfer of loans held-to-maturity to loans held-for-sale           --           661          2,541
      Transfer of loans held-for-sale to loans held-for-maturity          --           101             --
      Additions to real estate owned                                     266            74          1,095
Cash paid during the year for:
      Interest                                                         7,568         7,991          8,321
      Income taxes                                                $    1,854    $      105     $    1,125
=============================================================================================================
See accompanying notes to consolidated financial statements.

                    CNY Financial Corporation and Subsidiary
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 1999, 1998 and 1997

(1)    BUSINESS

       CNY Financial Corporation (the "Company") is a registered bank holding company, organized under the laws of Delaware and is the parent company of Cortland Savings Bank and subsidiary (the "Bank"). The Company commenced operations on October 6, 1998, when the Bank converted from a state chartered mutual savings bank to a state chartered stock savings bank (the "Conversion"). On that date, the Company sold 5,251,629 shares of common stock in its initial public offering and received $50.3 million of net proceeds from the sale. The shares sold included 428,532 shares purchased by the Company's Employee Stock Ownership Plan (ESOP), which was funded by a loan from the Company. The Company contributed an additional 105,033 shares to the Cortland Savings Foundation as part of the Conversion and an expense of $1.0 million or approximately $614,000 after taxes, was recorded in October 1998 due to this donation. The Company operates solely in the financial services industry and includes the provision of traditional community banking services primarily for individuals and small- to medium-sized businesses concentrated in Cortland County, New York and surrounding areas. The financial services subsidiary of the Bank has been inactive since its formation in 1986. The Company and its subsidiary financial institution are subject to the regulations of certain Federal and State agencies and undergo periodic examinations by those regulatory agencies.

       On December 28, 1999, the Company signed a definitive agreement with Niagara Bancorp, Inc. under which Niagara Bancorp, Inc. will acquire all of the outstanding shares of the Company for $18.75 per share. Cortland Savings Bank will become a wholly-owned subsidiary of Niagara Bancorp, Inc. Included in non-interest expenses is $315,000 in merger related expenses consisting primarily of the fees for the fairness opinion delivered by the Company's investment banker. This transaction is expected to close during the second quarter of 2000.

(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. Certain prior year amounts have been reclassified to conform to the current year's classifications. A description of the significant accounting policies is presented below. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates.

       (a)  PRINCIPLES OF CONSOLIDATION

            The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

       (b)  CASH AND CASH EQUIVALENTS

            Cash and cash equivalents include vault cash, amounts due from banks and Federal funds sold which represent short-term highly liquid investments.

       (c)  SECURITIES

            The Company classifies its debt securities as either available-for-sale or held-to-maturity as the Company does not hold any securities considered to be trading. Equity securities are classified as available-for-sale. Held-to-maturity securities are those debt securities the Company has the ability and intent to hold until maturity. All other debt securities are classified as available-for-sale.

                    CNY Financial Corporation and Subsidiary
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 1999, 1998 and 1997

(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

       (c)  SECURITIES, CONTINUED

            Available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at amortized cost. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and reported as a component of accumulated other comprehensive income in stockholders' equity until realized.

            A decline in the fair value of an available-for-sale or held-to-maturity security that is deemed to be other than temporary results in a charge to earnings resulting in the establishment of a new cost basis for the security.

            Purchases and sales are recorded on a trade date basis with settlement occurring shortly thereafter. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the interest method. Dividend and interest income are recognized when earned. Realized gains and losses on securities are included in earnings and are calculated using the specific identification method, for determining the cost of the securities sold.

       (d)  LOANS

            Loans are reported at the principal amount outstanding, net of deferred fees. Fees and certain direct origination costs related to lending activities are recognized as an adjustment of yield using the interest method over the lives of the loans. The Company has the ability and intent to hold its loans to maturity except for education loans which are sold to a third party upon reaching repayment status.

            Interest on loans is accrued and included in income at contractual rates applied to principal outstanding. The accrual of interest on loans (including impaired loans) is generally discontinued and previously accrued interest is reversed when loan payments are 90 days or more past due or when, by the judgment of management, collectibility becomes uncertain. Subsequent recognition of income occurs only to the extent that payment is received. Loans are returned to an accrual status when both principal and interest are current and the loan is determined to be performing in accordance with the applicable loan terms.

       (e)  ALLOWANCE FOR LOAN LOSSES

            The allowance for loan losses consists of the provision charged to operations based upon past loan loss experience, management's evaluation of the loan portfolio under current economic conditions and such other factors that require current recognition in estimating loan losses. Loan losses and recoveries of loans previously written-off are charged or credited to the allowance as incurred or realized, respectively.

            The allowance for loan losses is maintained at a level believed by management to be sufficient to absorb probable losses related to loans outstanding as of the balance sheet date. Management uses presently available information to recognize losses on loans; however, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses and may require the Company to recognize additions to the allowance based on their judgment of information available to them at the time of their examination.

                    CNY Financial Corporation and Subsidiary
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 1999, 1998 and 1997

(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

       (e)  ALLOWANCE FOR LOAN LOSSES, CONTINUED

            The Company estimates losses on impaired loans based on the present value of expected future cash flows (discounted at the loan's effective interest rate) or the fair value of the underlying collateral if the loan is collateral dependent. An impairment loss exists if the recorded investment in a loan exceeds the value of the loan as measured by the aforementioned methods. Impairment losses are included as a component of the allowance for loan losses. A loan is considered impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Generally, all commercial mortgage loans and commercial loans in a delinquent payment status (90 days or more delinquent) are considered impaired. Residential mortgage loans, consumer loans, home equity lines of credit and education loans are evaluated collectively since they are homogenous and generally carry smaller individual balances. The Company recognizes interest income on impaired loans using the cash basis of income recognition. Cash receipts on impaired loans are generally applied according to the terms of the loan agreement, or as a reduction of principal, based upon management judgment and the related factors discussed above.

       (f)  PREMISES AND EQUIPMENT

            Land is carried at cost and buildings and improvements and furniture and equipment are carried at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the assets (3-39 years for building and improvements; 3-7 years for furniture and equipment.)

       (g)  REAL ESTATE OWNED

            Real estate acquired in settlement of loans is carried at the lower of the unpaid loan balance or fair value less estimated costs to sell. Write-downs from the unpaid loan balance to fair value at the time of foreclosure are charged to the allowance for loan losses. Subsequent write-downs to fair value, net of disposal costs, are charged to other expenses.

       (h)  INCOME TAXES

            Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

       (i)  PENSION AND OTHER POSTRETIREMENT PLANS

            The Company sponsors a defined benefit health care and life insurance plan that provides postretirement benefits to current and retired employees and certain eligible dependents who meet minimum age and service requirements. The estimated costs of providing benefits are accrued over the years the employees render services necessary to earn those benefits.

            The Company  also  maintained  a  non-contributory  defined  benefit pension plan that covered substantially all employees, but terminated the plan effective December 31, 1998. The benefits under the pension plan were based on the employee's years of service and compensation. The cost of this program was funded currently.

                    CNY Financial Corporation and Subsidiary
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 1999, 1998 and 1997

(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

       (j)  OTHER EMPLOYEE BENEFIT PLANS

            The Company sponsors a non-contributory Employee Stock Ownership Plan (ESOP) covering substantially all employees. Allocations to individual participant accounts are based on participant compensation. The Company accounts for ESOP shares purchased in accordance with Statement of Position No. 93-6, EMPLOYERS' ACCOUNTING FOR EMPLOYEE STOCK OWNERSHIP PLANS. Accordingly, as shares are committed to be released to participants, the Company reports compensation expense equal to the average market price of the shares and the shares become outstanding for earnings per share computations.

            The Company's Personal Recognition and Retention Plan ("PRRP") is accounted for in accordance with APB Opinion No. 25. The fair value of the shares awarded, measured as of the grant date, is recognized as unearned compensation (a component of stockholders' equity) and amortized to compensation expense as the shares become vested.

       (k)  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

            The Company's only financial instruments with off-balance sheet risk are limited to commitments to extend credit and commitments under unused lines of credit. The Company's policy is to record such instruments when funded.

       (l)  EARNINGS PER SHARE

            Basic earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the year. Stock options and unvested stock grants are regarded as common stock equivalents and are considered in earnings per share calculations if dilutive. Prior to the conversion to a stock savings bank, earnings per share are not applicable as the mutual savings bank had no shares outstanding. After the conversion, earnings per share is determined from October 6, 1998, the date of conversion, to the end of the reporting period based upon the weighted average number of shares outstanding for the period. The income included in the computation is based on the actual results of operations only for the post-conversion period. Unallocated shares held by the Company's ESOP are not included in the weighted average number of shares outstanding. The following table summarizes the computation of earnings per share for the years ended December 31:


                                                  1999                                       1998
                                ------------------------------------------------------------------------------------
                                                                  Per                                        Per
                                   Income         Shares         Share        Income         Shares         Share
                                (Numerator)    (Denominator)     Amount    (Numerator)    (Denominator)    Amount
                                ------------------------------------------------------------------------------------
                                                     (In thousands, except per share amounts)
   Basic EPS
      Net income                $  2,972          4,465          $  0.67      $    7          4,928       $   --
   Effect of Dilutive
   Securities
      Options                                         9                                          --
      Unearned stock grants                          23                                          --
                                -----------------------                       ---------------------
   Diluted EPS                  $  2,972          4,497          $  0.66      $    7          4,928       $   --
   =================================================================================================================

       (m)   COMPREHENSIVE INCOME

             Comprehensive income represents net income and the net change in unrealized gains or losses on securities available for sale, net of taxes, and is presented in the Consolidated Statements of Stockholders' Equity and Comprehensive Income.

                    CNY Financial Corporation and Subsidiary
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 1999, 1998 and 1997

(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

       (n)   SEGMENT REPORTING

             The Company's operations are solely in the financial services industry and include the provision of traditional banking services. The Company operates primarily in Cortland County and surrounding areas in New York State. The Company has determined that it has no reportable segments.

(3)    SECURITIES
       Securities are summarized as follows (in thousands):


                                                            December 31, 1999
                                                -----------------------------------------
                                                             Gross       Gross
                                                Amortized  Unrealized  Unrealized  Fair
                                                  Cost       Gains       Losses   Value
       ----------------------------------------------------------------------------------
       Available-for-sale:
         U.S. Government and sponsored
            Enterprise securities                 $14,469   $     5   $   228   $14,246
         Mortgage-backed securities                58,684        39     2,286    56,437
         State and municipal sub-divisions          1,865        --        61     1,804
         Corporate debt securities                 20,553        --       225    20,328
       ----------------------------------------------------------------------------------
       Total debt securities                       95,571        44     2,800    92,815
       Equity securities                            2,827     2,066       148     4,745
       ----------------------------------------------------------------------------------
                                                  $98,398   $ 2,110   $ 2,948   $97,560
       ==================================================================================
       Held-to-maturity:
         U.S. Government and sponsored
             Enterprise securities                $ 1,000   $    --   $    11   $   989
         Mortgage-backed securities                 3,508        20        78     3,450
         State and municipal sub-divisions            742         1         6       737
         Corporate debt securities                  1,853        --         3     1,850
       ----------------------------------------------------------------------------------
                                                  $ 7,103   $    21   $    98   $ 7,026
       ==================================================================================


                                                             December 31, 1998
                                                -----------------------------------------
                                                              Gross      Gross
                                                 Amortized  Unrealized Unrealized  Fair
                                                   Cost       Gains       Losses  Value
       ----------------------------------------------------------------------------------
       Available-for-sale:
            U.S. Government and sponsored
                Enterprise securities             $13,037  $    128   $     1   $13,164
           Mortgage-backed securities              42,801       265        25    43,041
           State and municipal sub-divisions          917        10        --       927
           Corporate debt securities               27,649       178         5    27,822
       ----------------------------------------------------------------------------------
       Total debt securities                       84,404       581        31    84,954
       Equity securities                            2,072     1,470        59     3,483
       ----------------------------------------------------------------------------------
                                                  $86,476  $  2,051   $    90   $88,437
       ==================================================================================
       Held-to-maturity:
           U.S. Government and sponsored
                Enterprise securities             $ 1,505  $      2   $    --   $  1,507
           Mortgage-backed securities               5,208        69        22      5,255
           State and municipal sub-divisions          747        17        --        764
           Corporate debt securities                2,858        21         1      2,878
       ----------------------------------------------------------------------------------
                                                  $10,318   $   109   $    23   $ 10,404
       ==================================================================================

                    CNY Financial Corporation and Subsidiary
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 1999, 1998 and 1997

(3)    SECURITIES, CONTINUED

       The following table presents the amortized cost and fair value of debt securities at December 31, 1999, based on the earlier of call or maturity date. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. (in thousands):


                                                                         Amortized              Fair
                                                                           Cost                Value
       --------------------------------------------------------------------------------------------------------
       Available-for-sale
           Due within one year                                         $      10,005       $      9,989
           Due after one year through five years                              25,017             24,586
           Due after five years through ten years                              1,865              1,803
           Due after ten years                                                    --                 --
           Mortgage-backed securities                                         58,684             56,437
       --------------------------------------------------------------------------------------------------------
                                                                       $      95,571       $     92,815
       ========================================================================================================
       Held-to-maturity:
           Due within one year                                         $       2,028       $      2,025
           Due after one year through five years                               1,358              1,348
           Due after five years through ten years                                209                203
           Due after ten years                                                    --                 --
           Mortgage-backed securities                                          3,508              3,450
       --------------------------------------------------------------------------------------------------------
                                                                       $       7,103       $      7,026
       ========================================================================================================

       Gross gains of $41,000, $6,000 and $46,000 were realized on sales of securities in 1999, 1998 and 1997, respectively. Gross losses of $18,000 were realized on sales of securities in 1999. There were no gross losses in 1998 and 1997.

       Securities carried at $30.4 million at December 31, 1999 were pledged for borrowings and other purposes required by law. There were no securities of a single issuer (other than the U.S. Government and sponsored enterprises) that exceeded 10% of stockholders' equity at December 31, 1999 or 1998.

(4)    LOANS

       Loans are summarized as follows (in thousands):


                                                                                    December 31,
                                                                       ----------------------------------------
                                                                              1999            1998
       --------------------------------------------------------------------------------------------------------
       Mortgage loans:
           Residential                                                 $     105,407    $      100,976
           Commercial                                                         31,864            29,224
           Partially guaranteed by VA                                            246               337
           Insured by FHA                                                        631               717
       --------------------------------------------------------------------------------------------------------
                                                                             138,148           131,254
       --------------------------------------------------------------------------------------------------------
       Other loans:
           Commercial                                                          6,278             6,588
           Automobile                                                         12,641            10,854
           Home equity line of credit                                          6,520             6,804
           Property improvement                                                  661               709
           Guaranteed student                                                    741             1,016
           Other consumer                                                      4,208             4,597
       --------------------------------------------------------------------------------------------------------
                                                                              31,049            30,568
       --------------------------------------------------------------------------------------------------------
       Total loans                                                           169,197           161,822
       --------------------------------------------------------------------------------------------------------
       Less:  Net deferred origination fees                                      110               121
       --------------------------------------------------------------------------------------------------------
                                                                       $     169,087    $      161,701
       ========================================================================================================

                    CNY Financial Corporation and Subsidiary
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 1999, 1998 and 1997

(4)    LOANS, CONTINUED

       Changes in the allowance for loan losses are summarized as follows (in thousands):

                                                                 Years Ended
                                                                 December 31,
                                                   -----------------------------------------
                                                     1999          1998           1997
       -------------------------------------------------------------------------------------
       Balance at beginning of year                $  2,494      $   2,143      $  1,952
       Provision charged to operations                  100            325         3,300
       Recoveries                                       116            206           170
       Loans charged off                               (280)          (180)       (3,279)
       -------------------------------------------------------------------------------------
       Balance at end of year                      $  2,430      $   2,494      $  2,143
       =====================================================================================

       At December 31, 1999 and 1998, impaired loans totaled $49,000 and $736,000, respectively. At December 31, 1999, impaired loans included $49,000 of loans for which the related allowance for loan losses was $25,000. At December 31, 1998, impaired loans included $736,000 of loans for which the related allowance for loan losses was $194,000. The average recorded investment in impaired loans was $564,000, $1.1 million and $2.7 million during the years ended December 31, 1999, 1998 and 1997, respectively. Interest income recognized on impaired loans was $7,000, $147,000 and $290,000 during the years ended December 31, 1999, 1998 and 1997, respectively, all of which was recognized using the cash basis of income recognition.

       The principal balances of loans not accruing interest amounted to approximately $603,000 and $920,000 at December 31, 1999 and 1998, respectively. Interest income that would have been recorded if the non-accruing loans had been performing in accordance with their original terms was approximately $44,000, $115,000 and $402,000 during the years ended December 31, 1999, 1998 and 1997, respectively.

       In the ordinary course of business, the Company makes loans to directors, officers and employees, as well as to other related parties on substantially the same terms, including interest rate and collateral, as those prevailing at the same time for comparable transactions with other customers and do not involve more than normal risk of collectibility or present other unfavorable features.

       A summary of the changes in these outstanding loans is as follows (in thousands):

                                                            Years End
                                                           December 31,
                                                  ------------------------------
                                                       1999          1998
       -------------------------------------------------------------------------
       Balance at beginning of year                $   2,151      $    2,207
       New loans and increase in existing loans          731             521
       Loan principal repayments                        (808)           (577)
       -------------------------------------------------------------------------
       Balance at end of year                      $   2,074      $     2,151
       =========================================================================

                    CNY Financial Corporation and Subsidiary
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 1999, 1998 and 1997

(5)    PREMISES AND EQUIPMENT

       Premises and equipment are summarized as follows (in thousands):

                                                                         December 31,
                                                                -------------------------------
                                                                    1999            1998
       ----------------------------------------------------------------------------------------
       Land                                                     $      886   $        886
       Buildings and furniture                                       2,978          2,901
       Furniture and equipment                                       1,805          1,962
       ----------------------------------------------------------------------------------------
                                                                     5,669          5,749
       Less accumulated depreciation and amortization                2,585          2,506
       ----------------------------------------------------------------------------------------
                                                                $    3,084    $     3,243
       ========================================================================================

       Depreciation and amortization expense amounted to $474,000, $487,000 and $579,000 during the years ended December 31, 1999, 1998 and 1997, respectively.

(6)    DEPOSITS

       At December 31, 1999 and 1998, the aggregate amounts of time deposits in denominations of $100,000 or more were approximately $14.0 million and $13.0 million, respectively.

       Contractual maturities of certificates of deposit at December 31, are summarized as follows (in thousands):

                                                               1999
       ------------------------------------------------------------------
       Within one year                                     $   57,505
       One through two years                                   24,400
       Two through three years                                  9,612
       Three through four years                                 6,439
       Four through five years                                  2,482
       Five years and over                                         --
       ------------------------------------------------------------------
       Total certificates of deposit                        $ 100,438
       ==================================================================

       Interest expense on deposits is summarized as follows (in thousands):

                                                    Years Ended
                                                    December 31,
                                    --------------------------------------------
                                        1999           1998            1997
       -------------------------------------------------------------------------
       Savings accounts             $    1,517    $     1,861       $  1,936
       Certificates of deposit           5,140          5,713          5,983
       Money market accounts               256            220            243
       NOW accounts                        133            167            166
       -------------------------------------------------------------------------
                                    $    7,046    $     7,961       $  8,328
       =========================================================================

(7)    BORROWINGS

       The Company is a member of the Federal Home Loan Bank (FHLB). As a member, the Company is required to own capital stock in the FHLB and is authorized to apply for advances from the FHLB.

                    CNY Financial Corporation and Subsidiary
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 1999, 1998 and 1997

(7)    BORROWINGS, CONTINUED

       At December 31, 1999 and 1998, advances from the FHLB were as follows (in thousands):

                                                                                    Advance Amount
                                                                            -------------------------------
           Maturity Date           Interest Rate       Fixed or Variable         1999            1998
       ----------------------------------------------------------------------------------------------------
              1/03/00                  5.60%                 Fixed          $    1,200     $        --
              3/24/00                  6.08%                 Fixed               2,000              --
              9/20/00                  5.92%                 Fixed               5,000              --
              9/27/00                  5.96%                 Fixed               3,000              --
              6/25/01                  5.99%                 Fixed               1,000              --
              7/30/01                  5.52%                 Fixed                  --           1,000
              6/17/02                  6.23%                 Fixed               3,000              --
              6/23/04                  6.53%                 Fixed               4,000              --
       ----------------------------------------------------------------------------------------------------
               Total                                                        $   19,200      $    1,000
       ====================================================================================================

       Under terms of a blanket collateral agreement with the FHLB, these outstanding balances are collateralized by certain qualifying assets not otherwise pledged (primarily first mortgage loans). At December 31,1999 the Company may borrow up to an additional $27.3 million from the FHLB.

(8)    INCOME TAXES

       The components of income tax expense (benefit) attributable to income from operations are (in thousands):

                                                   Years Ended
                                                  December 31,
                                  ----------------------------------------------
                                     1999           1998            1997
       -------------------------------------------------------------------------
       Current:
           Federal                $    1,761     $      799     $      672
           State                         448            194            181
       -------------------------------------------------------------------------
                                       2,209            993            853
       Deferred:
           Federal                        53            207           (698)
           State                          33             70           (171)
       -------------------------------------------------------------------------
                                          86            277           (869)
       -------------------------------------------------------------------------
                                  $    2,295     $    1,270    $       (16)
       =========================================================================


       Actual tax expense (benefit) attributable to income before income taxes differed from "expected" tax expense (benefit), computed by applying the U.S. Federal statutory tax rate of 34% to income before income tax as follows (in thousands):


                                                                              Years Ended
                                                                              December 31,
                                                              ---------------------------------------------
                                                                  1999          1998            1997
       ----------------------------------------------------------------------------------------------------
       Computed "expected" tax expense                         $   1,791    $     1,003    $       19
       Increase (decrease) in income taxes resulting from:
           State taxes, net of Federal tax benefits                  310            175             7
           Non-taxable interest income                               (40)           (21)          (35)
           Non-deductible merger expenses                            107             --            --
           Other non-deductible expenses                              35             48            16
           Pension termination excise tax                            109             80            --
           Other items, net                                          (17)           (15)          (23)
       ----------------------------------------------------------------------------------------------------
                                                               $   2,295    $     1,270     $     (16)
       ====================================================================================================

                    CNY Financial Corporation and Subsidiary
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 1999, 1998 and 1997

(8)    INCOME TAXES, CONTINUED

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are (in thousands):


                                                                                     December 31,
                                                                            -------------------------------
                                                                                1999            1998
       ----------------------------------------------------------------------------------------------------
       Deferred tax assets:
           Allowance for loan losses                                        $      946     $       986
           Net deferred loan fees                                                   99              98
           Postretirement benefit obligation                                       663             669
           Deferred director fees                                                  143              92
           Foundation contribution carryforward                                    115             329
           Personnel Recognition and Retention Plan vesting                        112              --
           Unrealized loss on securities, net                                      335              --
           Other                                                                    36              56
       ----------------------------------------------------------------------------------------------------
       Total gross deferred tax assets                                           2,449           2,230
       ----------------------------------------------------------------------------------------------------
       Deferred tax liabilities:
           Accumulated depreciation on premises and equipment                     (115)           (101)
           Unrealized gains on securities, net                                      --            (783)
           Tax allowance for loan losses in excess of base year amount             (43)           (105)
           Other                                                                   (38)            (20)
       ----------------------------------------------------------------------------------------------------
       Total gross deferred tax liabilities                                       (196)         (1,009)
       ----------------------------------------------------------------------------------------------------
       Net deferred tax assets                                              $    2,253       $   1,221
       ====================================================================================================

       Realization of deferred tax assets is dependent upon the generation of future taxable income or the existence of sufficient taxable income within the carryback period. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. In assessing the need for a valuation allowance, management considers the scheduled reversal of the deferred tax liabilities, the level of historical taxable income and projected future taxable income over the periods in which the temporary differences comprising the deferred tax assets will be deductible. Management believes that no valuation allowance is necessary.

       In accordance with SFAS No. 109, the Company has not recognized deferred tax liabilities with respect to the Bank's Federal and state base-year reserve of approximately $3.7 million at December 31, 1999, since the Company does not expect that these amounts will become taxable in the forseeable future. Under the tax laws, as amended, events that would result in taxation of these reserves include redemptions of the Bank's stock or certain excess distributions to the Company. The unrecognized deferred tax liability at December 31, 1999 with respect to the base-year reserve was approximately $1.4 million.


(9)    PENSION AND OTHER POSTRETIREMENT PLANS

       The following table presents changes in the Company's pension and postretirement plans' accumulated benefit obligations and plan assets and the plans' funded status reconciled with amounts recognized in the Company's consolidated balance sheet at December 31. (in thousands):

                    CNY Financial Corporation and Subsidiary
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 1999, 1998 and 1997


(9)    PENSION AND OTHER POSTRETIREMENT PLANS, CONTINUED

                                                                  Pension Benefits             Other Benefits
                                                                  ----------------             --------------
                                                                 1999          1998          1999          1998
       -------------------------------------------------------------------------------------------------------------
       Change in benefit obligations:
       Benefit obligation at beginning of year                $   4,075    $   3,490     $   1,890     $   1,597
       Service cost                                                  --           84            47            42
       Interest cost                                                 --          244           121           108
       Amendments                                                    --           60            --            --
       Curtailment                                                   --         (591)         (264)           --
       Actuarial loss (gain)                                        610          938           (86)          238
       Benefits paid                                             (3,032)        (150)          (87)          (95)
       Settlement gain                                             (394)          --            --            --
       Paid to Company                                           (1,259)          --            --             -
       -------------------------------------------------------------------------------------------------------------
       Benefit obligation at end of year                      $      --    $   4,075     $   1,621     $   1,890
       =============================================================================================================

       Change in plan assets:
       Fair value of plan assets at beginning of year         $   4,940    $   5,083     $      --     $      --
       Actual return on plan assets                                (649)           7            --            --
       Employer contribution                                         --           --            87            95
       Benefits paid                                             (3,032)        (150)          (87)          (95)
       Paid to Company                                           (1,259)          --            --            --
       -------------------------------------------------------------------------------------------------------------
       Fair value of plan assets at end of year               $      --    $   4,940     $      --     $      --
       =============================================================================================================

       Funded status                                          $      --    $     865     $  (1,621)    $  (1,890)
       Unrecognized net actuarial (gain) loss                        --           --           (50)          235
       -------------------------------------------------------------------------------------------------------------
       Prepaid (accrued) benefit cost                         $      --    $     865     $  (1,671)    $  (1,655)
       =============================================================================================================

       Weighted average assumptions:
            Discount rate                                           N/A         5.00%         7.75%         6.50%
            Expected return on plan assets                          N/A         7.00%           --%           --%
            Rate of compensation increase                           N/A         4.00%         5.50%         4.50%

       For measurement purposes, a 6.50% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1999. The rate was assumed to decrease gradually to 5.00% for 2003 and remain at that level thereafter. A one-percentage point increase or decrease in assumed health care cost trend rates does not have a material effect on the benefit obligation.

                                                           Pension Benefits                  Other Benefits
                                                           ----------------                  --------------
                                                       1999        1998      1997      1999       1998       1997
       -------------------------------------------------------------------------------------------------------------
       Components of net periodic benefit cost:                              (in thousands)
       Service cost                                  $   --       $  84     $  87    $   47     $   42     $   37
       Interest cost                                     --         244       242       121        108        107
       Expected return on plan assets                    --        (391)     (350)       --         --         --
       Recognized net actuarial gain                    (39)        (32)       --        --         --         --
       Curtailment charge                                --          35        --       (70)        --         --
       Settlement gain                                 (394)         --        --        --         --         --
       -------------------------------------------------------------------------------------------------------------
       Net periodic benefit cost                     $ (433)      $ (60)    $ (21)   $   98     $  150     $  144
       =============================================================================================================

                    CNY Financial Corporation and Subsidiary
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 1999, 1998 and 1997

(9)    PENSION AND OTHER POSTRETIREMENT PLANS, CONTINUED

       In 1998, the Company recorded a curtailment expense of $35,000 related to the termination of its defined benefit pension plan. The settlement of the plan's obligations was expected to occur in 1999 through the purchase of annuities for the plan participants. In 1998, the Company also committed to contribute 25% of the excess of the plan's assets over the cost of purchasing annuities to the Company's 401(k) plan. An estimated accrual of $437,000 was recorded related to this commitment.

       During 1999, the Company recorded a settlement gain on the termination of its defined benefit pension plan of $394,000, as well as a $122,000 reduction in the actual contribution to the Company's 401(k) from the estimate recorded in 1998.

(10)   STOCK OPTION PLAN

       On April 28, 1999, the Company's shareholders approved the CNY Financial Corporation Stock Option Plan ("Stock Option Plan"). The primary objective of the Stock Option Plan is to provide officers and directors with a proprietary interest in the Company and an incentive to encourage such persons to remain with the Company.

       Under the Stock Option Plan, 535,662 shares of authorized but unissued common stock are reserved for issuance upon option exercises. The Company also has the alternative to fund the Stock Option Plan with treasury stock. Options under the plan may be either non-qualified stock options or incentive stock options. Each option entitles the holder to purchase one share of common stock at an exercise price equal to the fair market value on the date of grant. On April 28, 1999, 280,690 options were awarded at an exercise price of $11.50 per share and on September 8, 1999, 60,000 shares were awarded at an exercise price of $14.50 per share. These options have a ten year term and vest at a rate of 20% per year from the grant date.

       A summary of the status of the Company's Stock Option Plan as of December 31, 1999 and changes during the year ended December 31, 1999 is presented below:


                                                                                                 Weighted-Average
                                                                                Shares           Exercise Price
       -------------------------------------------------------------------------------------------------------------
       OPTIONS
       Outstanding at beginning of year                                              --              $       --
       Granted                                                                  340,690                   12.03
       Exercised                                                                     --                      --
       Forfeited                                                                     --                      --
       -------------------------------------------------------------------------------------------------------------
       Outstanding at end of year                                               340,690              $    12.03
       =============================================================================================================
       Exercisable at end of year                                                    --                     N/A
       =============================================================================================================
       Estimated weighted-average fair value of options granted on December 31, 1999                 $     3.81
       =============================================================================================================

       The Company applies APB Option No. 25 and related Interpretations in accounting for its Stock Option Plan. Accordingly, no compensation cost has been recognized for its Stock Option Plan. SFAS No. 123 requires companies not using a fair value based method of accounting for stock options or similar plans, to provide pro forma disclosure of net income and earnings per shares as if that method of accounting had been applied. The fair value of each option grant is estimated on the dates of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the year ended December 31, 1999; dividend yield of 2.00%; expected volatility of 30.20%; risk free interest rate of 6.70%; expected lives of five years.

                    CNY Financial Corporation and Subsidiary
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 1999, 1998 and 1997

(10)   STOCK OPTION PLAN, CONTINUED

       Pro forma disclosures for the Company for the year ended December 31, 1999 utilizing the estimated fair value of the options granted and an assumed 5% forfeiture rate are as follows:

                                               Basic                 Diluted
                             Net              Earnings              Earnings
                           Income            Per Share              Per Share
       -------------------------------------------------------------------------
                                  (in thousands, except per share data)
       As reported        $  2,972             $  0.67               $  0.66
       Pro Forma          $  2,876             $  0.64               $  0.64
       =========================================================================

       Because the Company's stock options have characteristics significantly different from those of traded options for which the Black-Scholes model was developed, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models, in management's option, do not necessarily provide a reliable single measure of the fair value of its stock options. In addition, the effect on reported net income and earnings per share for the year ended December 31, 1999 may not be representative of the effects on reported net income or earnings per share for future years.

(11)   PERSONNEL RECOGNITION AND RETENTION PLAN

       The Company's shareholders also approved the CNY Financial Corporation Personnel Recognition and Retention Plan ("PRRP") on April 28, 1999. The purpose of the plan is to promote the long-term interests of the Company and its shareholders by providing a stock-based compensation program to attract and retain officers and directors.

       During 1999, 181,278 shares were awarded under the PRRP. The shares vest over a period of equal installments commencing one year from the date of grant. The fair market value of the shares awarded under the plan was $2.1 million at the grant date, and is being amortized to compensation expense on a straight-line basis over the vesting periods of the underlying shares. Compensation expense of $288,000 was recorded in 1999, with the remaining unearned compensation cost of $1.8 million shown as a reduction of stockholders' equity at December 31, 1999. The shares awarded under the PRRP were transferred from treasury stock at cost with the difference between the fair market value on the grant date and the cost of the shares recorded as a reduction of retained earnings.

(12)   OTHER EMPLOYEE BENEFIT PLANS

       The Company sponsors a defined contribution 401(k) Savings Plan covering substantially all employees. Employees are permitted to contribute up to 6% of base pay to the Savings Plan, subject to certain limitations. The Company matches 50% of each employee contribution up to 6%.

       Contributions to the defined contribution 401(k) Savings Plan were approximately $44,000, $60,000 and $64,000 during the years ended December 31, 1999, 1998 and 1997, respectively.

       In connection with establishing the Employee Stock Ownership Plan (ESOP) in 1998, the ESOP borrowed $4.3 million from the Company to purchase 428,532 common shares of the Company. The loan bears interest at 8.25% and is payable in twenty equal annual installments. At December 31, 1999, 26,783 shares were released or committed to be released and 401,749 remained as unallocated shares. The fair value of the unallocated shares on December 31, 1999 was $7.2 million. The Company recognized compensation expense of $279,000 and $51,000 in 1999 and 1998, respectively.

                    CNY Financial Corporation and Subsidiary
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 1999, 1998 and 1997

(13)   COMMITMENTS AND CONTINGENCIES

       The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist of commitments to extend credit and involve, to varying degrees, elements of credit, market and interest rate risk in excess of the amounts recognized in the consolidated balance sheet. Credit risk represents the accounting loss that would be recognized at the reporting date if obligated counterparties failed completely to perform as contracted. Market risk represents risk that future changes in market prices make financial instruments less valuable.

       Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's evaluation of the customer's financial position. Collateral held varies, but may include real estate, accounts receivable, inventory, property, plant and equipment and income-producing commercial properties. Substantially all commitments to extend credit, if exercised, will represent loans secured by real estate.

       The Company was committed to originate fixed and adjustable rate mortgages of approximately $7.3 million and $3.9 million at December 31, 1999 and 1998, respectively. Unused lines of credit, which includes home equity, consumer, commercial and credit cards, amounted to $11.8 million and $10.7 million at December 31, 1999 and 1998, respectively.

       The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for loan commitments is represented by the contractual or notional amount of these instruments. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. The Company controls its credit risk through credit approvals, limits, and monitoring procedures.

       In the normal course of business, there are various outstanding legal proceedings. In the opinion of management, the aggregate amount involved in such proceedings is not material to the financial condition or results of operations of the Company.

(14)   CONCENTRATIONS OF CREDIT

       A substantial portion of the Company's loans are mortgage and consumer loans in Central New York State. Accordingly, the ultimate collectibility of a substantial portion of the Company's loan portfolio is susceptible to changes in market conditions in this area. A majority of the Company's loan portfolio is secured by real estate.

       The Company's concentrations of credit risk are disclosed in the schedule of loan classifications. Other than general economic risks, management is not aware of any material concentrations of credit risk to any industry or individual borrower.

                    CNY Financial Corporation and Subsidiary
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 1999, 1998 and 1997

(15)   COMPREHENSIVE INCOME

       The following summarizes the components of other comprehensive income (in thousands):

                                                                                       Year Ended December 31,
                                                                                  ----------------------------------
                                                                                    1999        1998        1997
       -------------------------------------------------------------------------------------------------------------
       Other comprehensive income, before tax:
           Net unrealized holding gain (loss) on securities                        $(2,776)   $ 1,023      $ 575
           Reclassification adjustment for net gains realized on the sale of
            securities                                                                 (23)        (6)       (46)
       -------------------------------------------------------------------------------------------------------------
       Other comprehensive income, before tax                                       (2,799)     1,017        529
       Income tax expense (benefit) related to items of other comprehensive
          income                                                                    (1,118)       410        206
       -------------------------------------------------------------------------------------------------------------
       Other comprehensive income, net of tax                                      $(1,681)   $   607      $ 323
       =============================================================================================================

 (16)  STOCKHOLDERS' EQUITY AND CAPITAL STANDARDS

       The Company's ability to pay dividends is primarily dependent upon the ability of its subsidiary bank to pay dividends to the Company. The payment of dividends by the Bank is subject to continued compliance with minimum regulatory capital requirements. In addition, regulatory approval is generally required prior to the Bank declaring dividends in an amount in excess of net income for that year plus net income retained in the preceding two years.

       The Company and the Bank are subject to various regulatory requirements administered by the federal banking agencies and the Bank is further regulated by the New York State Banking Department.

       Under capital adequacy guidelines, the Company and Bank must meet specific guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by the regulators that, if undertaken, could have a direct material effect on the Company's and Bank's financial statements.

       The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), established capital levels for which insured institutions are categorized as well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, or critically undercapitalized.

       As of December 31, 1999 and 1998, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective actions. To be categorized as well capitalized, the Bank must meet the minimum ratios as set forth in the table. There have been no conditions or events since that notification that management believes have changed the Bank's category. Management believes, as of December 31, 1999, that the Company and Bank meet all capital adequacy requirements to which they are subject.

                    CNY Financial Corporation and Subsidiary
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 1999, 1998 and 1997

(16)   STOCKHOLDERS' EQUITY AND CAPITAL STANDARDS, CONTINUED

       The following is a summary of the Company's and Bank's actual capital amounts and ratios compared to the regulatory minimum capital adequacy requirements and the FDIC requirements for classification as a well capitalized institution under prompt corrective action provisions (dollars in thousands):

                                                                                              To be classified as
                                                                         Minimum capital    well capitalized under
                                                                             adequacy          prompt corrective
                                                         Actual            requirements        action provisions
                                                  ------------------------------------------------------------------
                                                   Amount      Ratio     Amount     Ratio      Amount       Ratio
       -------------------------------------------------------------------------------------------------------------
       At December 31, 1999:
       TOTAL CAPITAL (TO RISK WEIGHTED ASSETS):
           Company                                $ 71,149     42.81%   $ 13,295    =>8.00%       N/A
           Bank                                   $ 64,415     39.29%   $ 13,116    =>8.00% $  16,394     => 10.00%
       TIER 1 CAPITAL (TO RISK WEIGHTED ASSETS):
           Company                                $ 68,204     41.04%   $  6,648    =>4.00%       N/A
           Bank                                   $ 61,487     37.51%   $  6,558    =>4.00% $   9,837     =>  6.00%
       TIER I CAPITAL (TO AVERAGE ASSETS):
           Company                                $ 68,204     23.91%   $ 11,410    =>4.00%       N/A
           Bank                                   $ 61,487     22.43%   $ 10,965    =>4.00% $  13,706     =>  5.00%

       At December 31, 1998:
       TOTAL CAPITAL (TO RISK WEIGHTED ASSETS):
           Company                                $ 80,333     48.91%   $ 13,140    =>8.00%       N/A
           Bank                                   $ 60,078     38.82%   $ 12,381    =>8.00% $  15,476     => 10.00%
       TIER 1 CAPITAL (TO RISK WEIGHTED ASSETS):
           Company                                $ 77,892     47.42%   $  6,571    =>4.00%       N/A
           Bank                                   $ 57,751     37.32%   $  6,191    =>4.00% $   9,286     =>  6.00%
       TIER I CAPITAL (TO AVERAGE ASSETS):
           Company                                $ 77,892     29.57%   $ 10,536    =>4.00%       N/A
           Bank                                   $ 57,751     23.40%   $  9,873    =>4.00% $  12,341     =>  5.00%

       In order to grant priority in the Conversion to the eligible depositors, the Bank established a special account at the time of conversion in an amount equal to its total net worth at September 30, 1998. In the event of a future liquidation of the converted bank (and only in such event), eligible account holders who continue to maintain accounts shall be entitled to receive a distribution from the special account. The total amount of the special account will be decreased (as the balances of eligible accounts are reduced) on annual determination dates. No cash dividends may be paid to the stockholders and no shares may be repurchased by the Company if such actions would reduce the Bank's stockholders' equity below the amount required for the special account. At December 31, 1999, the amount remaining in this liquidation account was $14.4 million.

(17)   FAIR VALUE OF FINANCIAL INSTRUMENTS

       The following methods and assumptions were used by the Company in estimating fair values of financial instruments:

           CASH AND CASH EQUIVALENTS: The fair values are considered to approximate the carrying values, as reported on the consolidated balance sheet.

           SECURITIES: Fair values of securities are based on exchange quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of similar instruments.

                    CNY Financial Corporation and Subsidiary
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 1999, 1998 and 1997

(17)   FAIR VALUE OF FINANCIAL INSTRUMENTS, CONTINUED

           LOANS AND ACCRUED INTEREST RECEIVABLE: For variable rate loans that reprice frequently and loans due on demand with no significant change in credit risk, fair values are considered to approximate carrying values. The fair values for certain mortgage loans (e.g., one-to-four family residential) and other consumer loans are based on quoted market prices of similar loans sold on the secondary market, adjusted for differences in loan characteristics. The fair values for other loans (e.g., commercial real estate and rental property mortgage loans) are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit rating. The carrying amount of accrued interest approximates its fair value.

           FHLB  STOCK:  The  carrying  value  of  this  instrument,   which  is
           redeemable at par, approximates fair value.

           DEPOSITS: The fair values of demand deposits (interest and non-interest checking), passbook, statement savings, club and money market accounts are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for fixed-rate certificates of deposits and individual retirement accounts are estimated using a discounted cash flow calculation that applies interest rates currently being offered on these products to a schedule of aggregated expected monthly maturities on time deposits.

           ADVANCE PAYMENTS BY BORROWERS FOR PROPERTY TAXES AND INSURANCE: The fair value of advance payments by borrowers for property taxes and insurance is, by definition, equal to the amount payable at the reporting date (i.e., its carrying amount).

           BORROWINGS: The fair value of term advances from the Federal Home Loan Bank is estimated using discounted cash flow analysis based on the Company's current incremental borrowing rate for similar borrowing arrangements.

           OFF-BALANCE-SHEET INSTRUMENTS: Fair values for the Company's off-balance-sheet instruments (lines of credit and commitments to fund loans) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. The fair value of these financial instruments is immaterial and has therefore been excluded from the table below.

       The estimated carrying values and fair values of the Company's financial instruments are as follows: (in thousands):

                                                                  December 31,
                                           -----------------------------------------------------------
                                                       1999                          1998
                                           -----------------------------------------------------------
                                             Carrying         Fair         Carrying         Fair
                                              Amount          Value         Amount          Value
      -------------------------------------------------------------------------------------------------
      Financial assets:
          Cash and cash equivalents       $     6,272    $     6,272     $    14,536    $    14,536
          Securities                          104,663        104,586          98,755         98,841
          Loans, net                          166,657        165,478         159,207        166,435
          FHLB stock                            1,637          1,637           1,303          1,303
          Accrued interest receivable           1,945          1,945           1,985          1,985
      Financial liabilities:
          Deposits:
            Demand accounts                    12,033         12,033          10,780         10,780
            Savings accounts                   61,109         61,109          61,820         61,820
            Certificates of deposits          100,438         99,523         104,317        104,575
            Money market accounts              10,789         10,789           7,975          7,975
            NOW accounts                       11,101         11,101          11,122         11,122
            Advance payments by borrowers
              for property taxes and
              insurance                         1,595          1,595           1,450          1,450
      Borrowings                           $   19,200    $    19,153     $     1,000    $       997
      =================================================================================================

                    CNY Financial Corporation and Subsidiary
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 1999, 1998 and 1997

(17)   FAIR VALUE OF FINANCIAL INSTRUMENTS, CONTINUED

       Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

(18)   CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

       Presented below are the condensed balance sheets as of December 31, 1999 and 1998 and statements of income and statements of cash flows for the year ended December 31, 1999 and for the period from October 6, 1998 to December 31, 1998 for CNY Financial Corporation (in thousands):

       Condensed Balance Sheets                              1999             1998
       -------------------------------------------------------------------------------
       Assets:
       Cash and cash equivalents                         $      1,951    $     11,929
       Securities available-for-sale, at fair value             5,399           8,238
       Investment in bank subsidiary                           61,037          58,939
       Other assets                                               368             712
       -------------------------------------------------------------------------------
                                                         $     68,755    $     79,818
       ===============================================================================
       Liabilities:
       Other liabilities                                 $      1,055    $        748
       -------------------------------------------------------------------------------
       Total liabilities                                        1,055             748
       -------------------------------------------------------------------------------
       Total stockholders' equity                              67,700          79,070
       -------------------------------------------------------------------------------
       Total liabilities and stockholders' equity        $     68,755    $     79,818
       ===============================================================================

       Condensed Statements of Income                        1999            1998
       -------------------------------------------------------------------------------
       Interest from securities available-for-sale       $        532    $         --
       -------------------------------------------------------------------------------
       Total operating income                                     532              --
       Donation to charitable foundation                           --          (1,023)
       Other operating expenses                                (1,536)           (192)
       -------------------------------------------------------------------------------
       Total operating expenses                                (1,536)         (1,215)
       -------------------------------------------------------------------------------
       Loss before undistributed income of subsidiary          (1,004)         (1,215)
       Applicable income tax benefit                             (240)           (485)
       Equity in undistributed income of subsidiary bank        3,736           2,409
       -------------------------------------------------------------------------------
       Net income                                        $      2,972    $      1,679
       ===============================================================================

(CONTINUED ON FOLLOWING PAGE)

                    CNY Financial Corporation and Subsidiary
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 1999, 1998 and 1997

(18)   CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS, CONTINUED

                                                                                   1999              1998
       ---------------------------------------------------------------------------------------------------------
           Condensed Statements of Cash Flows
           Operating activities:
           Net income                                                          $      2,972       $     1,679
           Adjustments to reconcile net income to cash provided by
              (used in) operating activities:
               Equity in undistributed earnings of subsidiary bank                   (3,736)           (2,409)
               Decrease (increase) in other assets                                      372              (712)
               Increase in other liabilities                                            763               292
               ESOP shares released for allocation                                      279                51
               Donation to charitable foundation                                         --               997
               PRRP expense                                                             288                --
       ---------------------------------------------------------------------------------------------------------
           Net cash provided by (used in) operating activities                          938              (102)
           Investing activities:
           Purchase of securities available-for-sale                                (38,105)          (33,421)
           Proceeds from sales of securities available-for-sale                       4,563                --
           Proceeds from maturities of securities available-for-sale                 36,310                --
       ---------------------------------------------------------------------------------------------------------
           Net cash provided by (used in) investing activities                        2,768           (33,421)
           Financing activities:
           Par value of donation of stock to charitable foundation                       --                 1
           Purchase of shares of common stock by ESOP                                    --            (4,285)
           Payments on ESOP loan                                                                           --
           Treasury stock purchases                                                 (12,472)             (611)
           Dividends                                                                 (1,212)               --
           Net proceeds from issuance of common stock                                    --            50,347
       ---------------------------------------------------------------------------------------------------------
           Net cash provided by (used in) financing activities                      (13,684)           45,452
           Net (decrease) increase in cash                                           (9,978)           11,929
           Cash at beginning of year                                                 11,929                --
       ---------------------------------------------------------------------------------------------------------
           Cash at December 31                                                 $      1,951        $   11,929
       =========================================================================================================


                    CNY Financial Corporation and Subsidiary
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 1999, 1998 and 1997

(19)   UNAUDITED INTERIM FINANCIAL INFORMATION

       The following table summarizes the Company's quarterly results for the years ended December 31, 1999 and 1998 (in thousands, except share data):

                                                                                    1999
                                                          ----------------------------------------------------------
                                                              First         Second         Third         Fourth
       -------------------------------------------------------------------------------------------------------------
       Interest income                                    $   4,816      $    4,861     $    5,074    $   5,019
       Interest expense                                       1,792           1,822          1,966        2,027
       -------------------------------------------------------------------------------------------------------------
       Net interest income                                    3,024           3,039          3,108        2,992
       Provision for loan losses                                 75              25             --           --
       Total non-interest income                                216             291            285          286
       Total non-interest expenses                            1,830           1,862          2,092        2,090
       -------------------------------------------------------------------------------------------------------------
       Income before income taxes                             1,335           1,443          1,301        1,188
       -------------------------------------------------------------------------------------------------------------
       Net income                                         $     749      $      893     $      740    $     590
       =============================================================================================================
       Net income per diluted common share                $    0.16      $     0.19     $     0.16    $    0.14
       =============================================================================================================

                                                                                    1998
                                                          ----------------------------------------------------------
                                                              First         Second         Third         Fourth
       -------------------------------------------------------------------------------------------------------------
       Interest income                                    $   4,311      $    4,337     $    4,442    $   4,913
       Interest expense                                       2,010           2,003          2,064        1,909
       -------------------------------------------------------------------------------------------------------------
       Net interest income                                    2,301           2,334          2,378        3,004
       Provision for loan losses                                 75              75            100           75
       Total non-interest income                                245             278            817          243
       Total non-interest expenses                            1,645           1,693          1,953        3,035
       -------------------------------------------------------------------------------------------------------------
       Income before income taxes                               826             844          1,142          137
       -------------------------------------------------------------------------------------------------------------
       Net income                                         $     493      $      561     $      566    $      59(2)
       =============================================================================================================
       Net income per common share                               (1)             (1)            (1)   $      --
       =============================================================================================================

       (1) Not applicable because the Company converted from mutual to stock form of ownership in October 1998. Income per common share is presented from October 6, 1998, the date of the conversion, based upon the weighted average number of shares issued and outstanding since that date. The income included in the computation is based on the actual operating results only for the post-conversion period.

       (2) The decrease in net income in the fourth quarter is related to the stock contribution to the Cortland Savings Foundation of $614,000 after taxes.

       Summation of the quarterly net income per diluted common share does not necessarily equal the annual amount due to the averaging effect of the number of shares throughout the year.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not Applicable.


PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The following information is provided regarding the directors of the Company and executive officers of the Company who are not directors. There are no arrangements or understandings by which any director was selected to serve as such, except for the agreement with Mr. Seidman as discussed below. All of our directors are also directors of the Bank. There are no family relationships among directors and executive officers of the Company and the Bank.

       JOSEPH H. COMPAGNI, age 57, has been a director of the Company since it was formed in 1998. He has been a director of the Bank since 1990. Mr. Compagni is President of Economy Paving Co., Inc., which constructs highways and bridges in New York State. He is currently a director of the New York State Associated General Contractors and has been a director of the Cortland Memorial Hospital, the J.M. Murray Center, Cortland Family Health Network, Cortland Rotary Club and Cortland YMCA. His term as a director of the Company expires in 2000.

       PATRICK J. HAYES, M.D., age 50, has been a director of the Company since it was formed in 1998. He has been a director of the Bank since 1995. Dr. Hayes is a practicing physician in Cortland. He is a past president of the Cortland Memorial Hospital Medical Staff and currently serves as Chief of Staff of the Cortland Health Center. Dr. Hayes is a member of the Board of the Cortland
Memorial Hospital Foundation and a former director of the Cortland Memorial Hospital. Dr. Hayes is a member of the Board of the American Lung Association of Central New York, Inc. His term as a director expires in 2002.

       ROBERT S. KASHDIN, CPA, age 56, has been a director of the Company since it was formed in 1998. He has been a director of the Bank since 1995. Mr. Kashdin has been a practicing certified public accountant for over 30 years and is the present managing partner of the CPA firm of Port, Kashdin and McSherry located in Cortland. Mr. Kashdin is a member of numerous community and professional organizations including past chairman of the New York State Society of CPA's Agri Business Committee and District Treasurer of Rotary District 7170. He is a former Board member of the Jewish Homes of Central New York and the United Way of Cortland County. His term as a director expires in 2002.

       HARVEY KAUFMAN, age 64, has been Chairman of the Board of the Company since it was formed in 1998. He has been Chairman of the Board of Directors of the Bank since June of 1997. Mr. Kaufman retired as Superintendent of the Cortland City School District in 1992 and currently provides administrative consulting services in the field of education. He is a former Cortland City Police Commissioner, past president of the Cortland County Chamber of Commerce, past president of the New York State Association of Small City School Districts, and was a member of the New York State Assembly Task Force on the Regents Action Plan. Mr. Kaufman is also currently the Chairman of the J.M. Murray Center and Cortland Memorial Hospital Services, a for profit affiliate of Cortland Memorial Hospital. He is also a director of the Cortland Savings Foundation. His term as a director of the Company expires in 2001.

       DONALD P. REED, age 59, has been a director of the Company since it was formed in 1998. He has been a director of the Bank since 1991. Mr. Reed is the principal of Reed's Seeds, a business which sells crop seeds, farm seeds, farm chemicals and fertilizer. He is also Chairman of the Board of Dryden Mutual Insurance Company. Mr. Reed is a former director of Key Bank of Central New York, formerly the Homer National Bank. His term as a director of the Company expires in 2000.

       LAWRENCE B. SEIDMAN, ESQ., age 52, has been a director of the Company and Bank since 1999. Mr. Seidman is an attorney and the manager of Seidman & Associates, L.L.C. and Seidman Associates II, L.L.C.; the President of Veteri Place Corp., the sole General Partner of Seidman Investment Partnership, LP and Seidman Investment Partnership II, LP, manager of Federal Holdings, L.L.C, and a business consultant to certain corporations and individuals, including, but not limited to, Kerrimatt, LP and Crown Associates, L.L.C. These entities are generally engaged in investing in publicly-traded securities. Mr. Seidman is a former director of Crestmont Financial Corporation, The Savings Bank of Rockland County and Atlantic Gulf Corporation. On November 8, 1995, the acting director of the Office of Thrift Supervision ("OTS") issued a Cease and Desist Order against Mr. Seidman after finding that he recklessly engaged in unsafe and unsound practices in the business of an insured institution. The order imposed various restrictions on Mr. Seidman related to OTS matters and imposed obligations on OTS-regulated institutions if Mr. Seidman becomes affiliated with them. Neither the Company nor the Bank is regulated by the OTS.

       The Company entered into an agreement with Mr. Seidman and certain related individuals and entities (referred to the "Seidman Group") in connection with Mr. Seidman becoming a member of the Board of Directors. The Agreement provided that the size of the Boards of Directors of the Bank and the Company each be increased by one person and each Board of Directors elected Mr. Seidman as a director to fill the vacancies created by the increase in the number of directors. The Seidman Group also agreed not to engage in any solicitation in opposition to management or propose any other matters for a stockholder vote prior to matters raised at the annual meeting in the year 2000. The Seidman Group also agreed that, subject to the fiduciary duties of any plan trustee, unallocated shares of stock owned by the ESOP and unallocated shares of the PRRP, may be voted as described in those plans. Both plans generally provide that unallocated shares will be voted in the same percentage as the vote cast by the holders of allocated shares who exercise their right to direct the voting of allocated shares. His term as a director expires in 2002.

       TERRANCE D. STALDER, age 58, has been a director of the Company since it was formed in 1998. He has been a director of the Bank since 1987. Mr. Stalder is Associate Vice President for Finance and Management of the State University of New York at Cortland, a public four-year college, and is responsible for general business operations of the $48 million operating budget, including billing and collections, payroll, purchasing, accounting, budgeting, and internal control, with ongoing involvement in human resources and strategic planning. He also serves on the Board of Directors of the Auxiliary Services Corporation which provides food and college store services under contract. Mr. Stalder is a past member of the Village of Homer Planning Board, the Board of Trustees of the Cortland YMCA, and the Cortland Rotary Club. His term as a director of the Company expires in 2001.

       WESLEY D. STISSER, age 64, has served as the President of the Company since 1998 and has served as President and Chief Executive Officer of the Bank since 1983. Mr. Stisser has been with the Bank for 46 years. He is a graduate of the Graduate School of Savings Banking at Brown University and the School for Executive Development sponsored by the Community Bankers Association. An eagle scout and recipient of the Silver Beaver Award B.S.A., Mr. Stisser is an active member of numerous professional, civic and community service organizations. He is presently a member of the SBLI USA Mutual Insurance Company of New York, Inc. Board of Directors and is Chairman of the Cortland City Police Commission. He is a former member of the Board of Directors for Cortland Memorial Hospital, serving as its Chairman, and is a member of the SUNY Cortland College Foundation. He is also a director of the Cortland Savings Foundation. His term as a director of the Company expires in 2001.

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

       Executive officers are elected for one year terms and serve at the pleasure of the Board of Directors. Provided below is certain information regarding the executive officers of the Company and the Bank who are not directors.

       STEVEN A. COVERT, CPA, age 38, joined the Bank in June 1998 and now serves as an Executive Vice President and Chief Financial Officer of both the Company and the Bank. From August 1995 to June 1998, he was Executive Vice President and Chief Financial Officer of Success Bancshares, Inc., a bank holding company in Chicago, Illinois. He was Senior Vice President and Chief Financial Officer of Ithaca Bancorp, Inc., a savings and loan holding company in Ithaca, New York, from July 1993 to December 1994. Mr. Covert has been a member of various community organizations including the United Way and an organization that provides food for the homeless.

       F. MICHAEL STAPLETON, age 60, joined the Bank in June 1998 and now serves as Executive Vice President and Chief Operating Officer. From February 1986 through April 1998, Mr. Stapleton was with OnBank and Trust Co., holding positions of Senior Vice President and Regional President. He then continued with Manufacturers and Traders Trust Company after it acquired OnBank. He is Vice Chairman of the Loretto Foundation, which provides care for the elderly, and is a director of Mercy Health and Rehabilitation Center, Finance Committee Chairman of the Tioughnioga District Boy Scouts of America and a member of the Cortland Rotary Club. Mr. Stapleton is also former Chairman of the Cayuga County Economic Development Council, former director of the Industrial Development Foundation of Auburn and Cayuga County, and former member of the Auburn
Industrial Development Authority, all of which are involved in fostering economic development in Central New York.

       KERRY D. MEEKER, age 47, joined the Bank in 1996 and serves as its Senior Vice President and Senior Loan Officer. Prior to joining the Bank, he held the position of Vice President and Chief Loan Officer of Oneida Savings Bank since 1989. He previously served as a Vice President and Commercial Loan Officer of Marine Midland Bank and as a Senior Financial Analyst at Bankers Trust Company.

He is a member of the Rotary Club of Cortland; has served as President of the Greater Oneida Chamber of Commerce, Inc., Treasurer of the Oneida Improvement Committee, Inc., President of the Oneidas Club, President of the Sherrill-Kenwood Community Chest, Inc., and is a past member of the Rotary Club of Oneida.


ITEM 11. EXECUTIVE COMPENSATION

DIRECTORS' COMPENSATION

       Directors who are not also employees of the Company or the Bank or any of their subsidiaries receive a fee of $500 for each Board of Directors meeting and $400 for each committee meeting. The chair of each committee is entitled to an additional fee of $100 per meeting. The Chairman of the Board of the Company receives an annual retainer of $15,000 in addition to per meeting fees.
Directors are also eligible for participation in, and have received awards under, the Stock Option Plan and the PRRP.

       All of the directors of the Company are also directors of the Bank. Each director of the Bank who is not an employee receives an annual retainer of $3,000 plus a fee of $250 for each Board meeting and $400 for each committee meeting. The Chairman of the Board of the Bank receives a $12,000 annual retainer plus per meeting fees, except that no fees are paid to the Chairman of the Board for attendance at a committee meeting in an ex officio capacity. The chair of each committee receives an additional $100 per committee meeting. Per meeting fees are paid only for actual attendance at a meeting but not for attendance by conference telephone call.

EXECUTIVE OFFICER COMPENSATION

       None of our officers receives compensation directly from the Company. Their compensation is paid by the Bank.

       The following table includes information about compensation paid to Mr. Stisser, Mr. Covert and Mr. Stapleton, who were the only executive officers of the Company or the Bank with total salary and bonus in excess of $100,000 in 1999.


                                                                       SUMMARY COMPENSATION TABLE
                                          --------------------------------------------------------------------------------------
                                                   ANNUAL COMPENSATION
                                          -------------------------------------------------------------------
                                                                                            AWARDS
                                                                                  ---------------------------
                                                                                    RESTRICTED  SECURITIES
                                                                      OTHER ANNUAL     STOCK    UNDERLYING      ALL OTHER
                                               SALARY         BONUS  COMPENSATION(1)  AWARD(S)    OPTIONS    COMPENSATION(2)
--------------------------------------------------------------------------------------------------------------------------------

Wesley D. Stisser, President           1999   $171,635      $  7,525     None         $460,000     50,000       $ 43,273
   and Chief Executive Officer         1998   $175,000      $  7,087     None         $     --         --       $ 11,656
                                       1997   $167,890          None     None         $     --         --       $  7,336

Steven A. Covert, Executive            1999   $110,827      $  4,859     None         $230,000     25,000       $ 26,608
   Vice President and Chief            1998   $ 96,346(3)   $  7,599     None         $     --         --           None
   Financial Officer

F. Michael Stapleton, Executive        1999   $110,827      $  4,859     None         $287,500     25,000       $ 27,349
   Vice President and Chief            1998   $ 63,462      $  2,599     None         $     --         --           None
   Operating Officer
--------------------------------------------------------------------------------------------------------------------------------

(1) Mr. Stisser, Mr. Covert and Mr. Stapleton did not receive additional benefits or perquisites totaling more than 10% salary and bonus.

(2) For Mr. Stisser, amount includes the Banks' matching contribution under its 401(k) Plan of $7,125 in 1997, $6,931 in 1998, and $5,000 in 1999; and life insurance premium payments of $211 in 1997, $215 in 1998 and $160 in 1999. For 1998 and 1999, the amount also includes $4,510 and $30,905 respectively, representing Mr. Stisser's allocated share of contributions that the Bank made to the ESOP to repay the principal balance of the loan used by the ESOP to purchase stock of the Company. The 1999 amount also includes $7,208 in dividends paid to Mr. Stisser on restricted stock awards.

    For Mr. Covert, the 1999 amount includes $23,004 representing Mr. Covert's ESOP allocation and $3,604 in dividends on restricted stock awards.

    The amount for Mr. Stapleton includes $22,844 for ESOP allocation and $4,505 for restricted stock dividends.

(3) Includes a $35,000 one-time payment upon commencement of employment.

       On April 28, 1999, the stockholders of CNY Financial Corporation approved the Personnel Recognition and Retention Plan which provides for awards of restricted stock to directors and officers and other employees of the Company. The awards to directors became immediately effective upon the approval of the plans and awards to officers and other employees are at the discretion of committee of the Board of Directors. The awards vest annually over a five year period beginning on the date of stockholder approval. Dividends on unvested shares are paid to the award recipient.

       The vesting of all shares accelerates in the event of a change in control, retirement, death or disability. All awards under the plan will fully vest upon stockholder approval of the proposed Agreement and Plan of Merger with Niagara Bancorp, Inc.

       The following table sets forth information regarding awards made under the plan to the executive officers named in the above Summary Compensation Table.

                                AGGREGATE RESTRICTED STOCK GRANTS
--------------------------------------------------------------------------------
                                       Restricted
                                     Stock Holdings             Value at
Name                                   At 12/31/99              12/31/99
--------------------------------------------------------------------------------
Wesley D. Stisser                        40,000                $  720,000
Steven A. Covert                         20,000                $  360,000
F. Michael Stapleton                     25,000                $  450,000
================================================================================

       On April 28, 1999, the stockholders of CNY Financial Corporation approved the Stock Option Plan which provides for grants of stock options to directors and officers and other employees of the Company. The grants to directors became immediately effective upon the approval of the plans and grants to officers and other employees are at the discretion of a committee of the Board of Directors. The grants vest annually over a five year period beginning on the date of stockholder approval. The vesting of all options granted under the plan will fully vest upon stockholder approval of the proposed Agreement and Plan of Merger with Niagara Bancorp, Inc.

                                                      OPTION GRANTS IN LAST FISCAL YEAR
--------------------------------------------------------------------------------------------------------------------
                             Number of      Percent of total
                             securities         options
                             underlying        granted to         Exercise
                              options         employees in          price           Expiration        Grant date
Name                         granted(#)       fiscal year          ($/Sh)              date          value $ (1)
--------------------------------------------------------------------------------------------------------------------
Wesley D. Stisser              50,000            27.8%             $11.50            4/28/09          $ 362,500
Steven A. Covert               25,000            13.9%             $11.50            4/28/09          $ 181,250
F. Michael Stapleton           25,000            13.9%             $11.50            4/28/09          $ 181,250
===================================================================================================================

(1) On December 28, 1999, the Company signed a definative agreement with Niagara Bancorp, Inc. under which Niagara Bancorp, Inc. will acquire all the outstanding shares of the Company for $18.75 per share. As such, this share price was used to value the options.

                                                     AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                                                 AND FY-END OPTION VALUE
-------------------------------------------------------------------------------------------------------------------------------
                                                                        Number of                         Value of
                                                                  securities underlying              unexercised in-the-
                                Shares                             unexercised options                  money options
                               acquired          Value                at FY-end (#)                     at FY-end ($)
                             on exercise       Realized      ------------------------------------------------------------------
Name                             (#)              ($)          Exercisable     Unexercisable    Exercisable    Unexercisable
-------------------------------------------------------------------------------------------------------------------------------
Wesley D. Stisser                None             N/A               --             50,000            $ --          $ 325,000
Steven A. Covert                 None             N/A               --             25,000            $ --          $ 162,500
F. Michael Stapleton             None             N/A               --             25,000            $ --          $ 162,500
===============================================================================================================================

EMPLOYMENT CONTRACTS

       In 1998, the Bank entered into employment contracts with Mr. Stisser, Mr. Stapleton, Mr. Covert and Mr. Meeker. The contracts with Mr. Stisser and Mr. Stapleton provide for three-year terms and the contracts with Mr. Covert and Mr. Meeker provide for two-year terms. The current salaries under the four contracts are $175,000 for Mr. Stisser, $116,000 for Mr. Stapleton, $116,000 for Mr. Covert and $85,000 for Mr. Meeker, subject to such bonuses or increases as may be approved by the Board of Directors. The contracts also provide that each officer will participate in all other retirement and fringe benefit plans by the Bank to employees generally, except that they are not entitled to participate in the Employee Severance plan because their contracts separately address the issues covered by the plan.

       If the Bank terminates any of the executive officer's employment other than for cause, he will be entitled to a lump sum payment. For Mr. Stisser, Mr. Stapleton and Mr. Covert, the payment is generally equal to the greater of one year's salary or salary for the unexpired term of the contract. Mr. Meeker, the payment is generally equal to lesser of one year's salary or his salary for the remainder of the term of the contract. All the contracts provide that the payment will also be made if the officer resigns after material breach by the Bank or after certain adverse changes in the terms and conditions of employment.

       The contracts further provide that, subject to certain conditions, if employment is terminated within six months after a change in control of the Bank or the Company, or if the executive officer resigns after certain adverse changes in terms and conditions of employment, the officer will be entitled to receive a lump sum payment generally equal to 299% of the annual salary payable to the officer prior to such termination, but in no event more than the maximum amount which the Bank may pay without an excise tax being due under Section 280G of the Internal Revenue Code. Under certain circumstances, the amount of the payment to be made to some of the executive officers may be less. For purposes of the contracts, a "change in control" will generally be deemed to occur when a person or group acting together acquires beneficial ownership of 25% or more of any class of equity security of the Company or Bank; upon stockholder approval of a merger or consolidation unless certain conditions are met; upon a change of the majority of the Board of Directors of the Company or the Bank; or upon liquidation or sale of substantially all the assets of the Company or the Bank. Under certain circumstances, severance benefits payable under the contracts are reduced by the value of Stock Option Plan and PRRP awards which the officer receives.

       Mr. Stisser has waived his right to receive any payment upon change in control in connection with the proposed transaction with Niagara Bancorp, Inc. and he expects to retire when that transaction is consummated. Mr. Stapleton and Mr. Meeker are expected to continue in the employ of Cortland Savings Bank after consummation, so no change in control payment would be payable to them. Mr. Covert's employment is expected to terminate on or about the consummation of the Niagara Bancorp transaction and he will be paid a severance payment under his contract of approximately $348,000.

       PENSION PLAN. The Bank formerly maintained a defined benefit pension plan for eligible employees. The Bank terminated the plan at the end of 1998. All employees who were participants in the plan at that time automatically became fully vested in their pension benefit. All pension benefit amounts under the plan were frozen at September 30, 1998, based on compensation and years of service with the Bank at that time. In general, each participant is entitled to an annual retirement benefit equal to 2% of the participant's average annual compensation multiplied by the participant's number of years of service, up to 30 years of service, with an offset for social security.

       At the termination of the plan, Mr. Stisser chose a lump sum distribution of his entire pension benefit and received approximately $1.0 million for his more than 30 years of service (actually approximately 45 years of service) with the Bank. Mr. Covert and Mr. Stapleton had no years of service under the plan when it was terminated.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

       The Human Resources Committee of the Bank and the Company consist of directors Compagni, Hayes, Kashdin and Reed. None of these individuals is or has been an officer or employee of the Company or the Bank, nor has any other director of the Company or the Bank other than Mr. Stisser. When the Board of Directors function on matters pertaining specifically to the compensation of Mr. Stisser, he does not participate in the deliberations or vote of the Board. See
Item 13 below regarding transactions between the Bank and certain directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The following table provides information, to the best of the Company's knowledge, about stock ownership by directors, executive officers and any person or group the Company knows to beneficially own more than 5% of its outstanding common stock. The information is as of February 11, 2000. Information about persons or groups who own beneficially more than 5% of our common stock is based on filings with the Securities and Exchange Commission on or before February 11, 2000.

                                                                              Shares Beneficially         Percent of total
                                                                                     owned                     shares
Beneficial Owner                                                            at February 11, 2000 (1)      outstanding (2)
----------------                                                            -----------------------       ---------------
CNY Financial Corporation Employee Stock Ownership Plan                             401,696 (3)                 8.62%
   One North Main Street, Cortland, New York, 13045
Wesley D. Stisser, President and Chief Executive Officer                             67,140 (4)                 1.44%
Joseph H. Compagni, Director                                                         39,355 (5)                    *
Patrick J. Hayes, M.D., Director                                                     46,355 (6)                 1.00%
Robert S. Kashdin, CPA., Director                                                    27,355 (7)                    *
Harvey Kaufman, Director and Chairman of the Board                                   30,355 (8)                    *
Donald P. Reed, Director                                                             26,355 (9)                    *
Lawrence B. Seidman, Esq., Director                                                 463,882 (10)                9.96%
Terrance D. Stalder, Director                                                        20,395 (11)                   *
Steven A. Covert, Executive Vice President and Chief Financial Officer               36,278 (12)                   *
Directors and Executive Officers of the Company and Executive
   Officers of the Bank, as a group (11 persons)                                    834,171 (13)               17.91%
---------------------------------------------------------------------------

NOTES TO THE STOCK OWNERSHIP TABLE

(1) Amount includes shares held directly, as well as shares allocated to such individuals under the CNY Financial Corporation ESOP, and other shares with respect to which a person may be deemed to have sole voting or investment power. The table also includes 7,142 shares awarded in April 1999 to each non-employee director (except for Lawrence B. Seidman) pursuant to the PRRP. The table also includes 3,213 options awarded to each of the ten non-employee directors, 10,000 options for Mr. Stisser, 5,000 options for Mr. Covert and 9,000 options for other executive officers. These options, representing 20% of the options awarded to such persons under the CNY Financial Corporation Stock Option Plan, will become exercisable on April 28, 2000 and hence are includable in the table.

(2) Based upon 4,601,373 shares outstanding on February 11, 2000 plus 56,130 options exercisable on April 28 as described in note 1. An asterisk ("*") means that the percentage is less than 1%.

(3) Excludes 26,836 shares allocated to ESOP participants. HSBC Bank, the trustee of the ESOP, may be deemed to own beneficially the unallocated shares held by the ESOP. Unallocated shares and allocated shares for which no voting instructions are received are voted in the same proportion as allocated shares voted by participants.

(4) Includes 40,000 unvested PRRP shares, 14,972 shares owned by Mr. Stisser through the Company's 401(k) Plan; 500 shares in custodial accounts for the benefit of his grandchildren; and 2,168 shares allocated to Mr. Stisser in the CNY Financial Corporation ESOP.

(5) Includes 1,000 shares owned by a testamentary trust of which Mr. Compagni is the trustee and his mother is a beneficiary.

(6) Includes 36,000 shares owned by Dr. Hayes' Individual Retirement Account.

(7) Includes 2,500 shares owned by Mr. Kashdin's Individual Retirement Account and 1,000 shares owned by his wife.

(8) Includes 15,000 shares owned by Mr. Kaufman's Individual Retirement Account.

(9) Includes 3,100 shares owned by Mr. Reed's Individual Retirement Account. The amount shown excludes 15,000 shares owned by Dryden Mutual Insurance Company. Mr. Reed is the Chairman of the Board of Dryden Mutual Insurance Company but is not an employee of it. He has no ownership interest in Dryden Mutual Insurance except for a minuscule interest as a policy holder. Mr. Reed disclaims any ownership interest in those shares and does not vote as a director of Dryden Mutual on any matters related to the investment in or the voting of those shares.

(10) The shares shown include all shares listed on a report filed under Section 13(d) of the Securities Exchange Act of 1934 by Lawrence B. Seidman, 100 Misty Lane, Parsippany, New Jersey 07054, jointly with Seidman and Associates L.L.C. ("SAL"), Seidman and Associates II, L.L.C. ("SALII"), Seidman Investment Partnership, L.P. ("SIP"); Seidman Investment Partnershp II, L.P. ("SIPII") (the address of the last three named entities is 19 Veteri Place, Wayne, New Jersey 07470); Kerrimatt, L.P. ("Kerrimatt"), 80 Main Street, West Orange, New Jersey 07052; Federal Holdings L.L.C. ("Federal"), One Rockefeller Plaza, 31st Floor, New York, NY 10020; The Benchmark Company, Inc. ("TBCI"), Benchmark Partners, L.P. ("Partners"); Richard Witman; Lorraine DiPaolo (the address of the last two named individuals and the previous two named entities is 750 Lexington Avenue, New York, NY 10022); and Dennis Pollack, 47 Blueberry Drive, Woodcliff Lakes, NJ 07675. Not all of the shares shown are reported to be owned beneficially by Mr. Seidman, but all are reported to be owned beneficially by the individuals and entities filing the Schedule 13D as a group. According to the Schedule 13D, the following is a breakdown of the ownership of the shares shown: (a) Mr. Seidman has sole investment discretion and voting authority for 374,400 shares of the Company owned by SAL, SALII, SIP, SIPII, Kerrimatt, Federal and various individual clients of Mr. Seidman; (b) Mr. Whitman and Ms. DiPaola share the investment discretion and voting authority for 72,400 shares of the Company owned by TBCI and Partners, and each of them has sole investment discretion and voting authority for an additional 1,000 shares each; (c) Mr. Pollack has the sole investment discretion and voting authority over 11,869 shares owned by him.

(11) Includes 8,540 shares owned by Mr. Stalder's Individual Retirement Account.

(12) Includes 20,000 unvested PRRP shares. Also includes 1,278 shares allocated to Mr. Covert in the CNY Financial Corporation ESOP.

(13) This total includes shares beneficially owned by all directors and executive officers listed in the table plus two executive officers not separately listed. The total also includes 45,000 unvested PRRP shares awarded to the two executive officers of the Company and the Bank and 2,449 shares allocated to those officers in the CNY Financial Corporation ESOP not separately listed. The total also includes 86,269 shares reported in the Schedule 13D filed by Mr. Seidman and others, over which other persons are reported to have investment discretion and voting authority (see note 10).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The directors and executive officers of the Company maintain normal deposit account relationships with the Bank in the ordinary course of business on terms and conditions no more favorable than those available to the general public. In the ordinary course of business, the Bank makes loans to directors, officers and employees, as well as other related parties. All loans to directors and executive officers and related parties are on substantially the same terms, including interest rate and collateral, as those prevailing at the same time for comparable loans to other customers and do not involve more than the normal risk of collectibility or present other unfavorable features.

       Directors Kaufman and Compagni are uncompensated volunteer members of the Board of Directors of the J.M. Murray Center, a not-for-profit corporation providing services to the developmentally disabled. The J.M. Murray Center has a loan in which the Bank is a 50% participant with another local bank. The loan is secured by a mortgage on a light manufacturing facility operated by the borrower as a source of employment for the developmentally disabled.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Documents filed as part of this report:

         3.0      Exhibits
                  --------

                  2.1 Agreement and Plan of Berger, dated December 28, 1999 by and between CNY Financial Corporation, Niagara Bancorp, Inc. and Niagara Merger Corp., including Stock Option Agreement and letter voting agreement as exhibited. (incorporated by reference to Exhibit 2.1 of the Company's Form 8-K filing with the Securities and Exchange Commission on January 6, 2000).

                  3.1 Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company's Form S-1 Registration Statement (No. 333-57259) filed with the Securities and Exchange Commission on June 19, 1998).

                  3.2 Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company's Form S-1 Registration Statement (No. 333-57259) filed with the Securities and Exchange Commission on June 19, 1998).

                  3.3 Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company's Form S-1 Registration Statement (No. 333-57259) filed with the Securities and Exchange Commission on June 19, 1998).

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

                  10.5   CNY  Financial   Corporation   Stock  Option  Plan  for
                         Directors, Officers and Employees.

                  10.6 CNY Financial Corporation Personnel Recognition and Retention Plan for Directors, Officers and Employees.

                  10.7 Agreement with CIBC World Markets Corp. for investment banking services.

                  21.1   Subsidiaries of the Company

                  23.1   Consent of KPMG, LLP

                  27.1   Financial Data Schedule

(b)            Reports on Form 8-K

               The Company filed a Form 8-K with the Securities and Exchange Commission on January 6, 2000 announcing the merger agreement with Niagara Bancorp, Inc.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               CNY FINANCIAL CORP.


       By:   /s/  WESLEY D. STISSER                                      2/21/00
             -------------------------------------------------------    --------
                  Wesley D. Stisser                                      (Dated)
                  President & Chief Executive Officer

             /s/  STEVEN A. COVERT                                       2/21/00
             -------------------------------------------------------    --------
                  Steven A. Covert                                       (Dated)
                  Executive Vice President & Chief Financial Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


             /s/  JOSEPH H. COMPAGNI                                     2/21/00
             -------------------------------------------------------    --------
                  Joseph H. Compagni                                     (Dated)
                  Director

             /s/  PATRICK J. HAYES                                       2/21/00
             -------------------------------------------------------    --------
                  Patrick J. Hayes                                       (Dated)
                  Director

             /s/  ROBERT S. KASHDIN                                      2/21/00
             -------------------------------------------------------    --------
                  Robert S. Kashdin                                      (Dated)
                  Director

             /s/  Harvey Kaufman                                         2/21/00
             -------------------------------------------------------    --------
                  Harvey Kaufman                                         (Dated)
                  Director

             /s/  DONALD P. REED                                         2/21/00
             -------------------------------------------------------    --------
                  Donald P. Reed                                         (Dated)
                  Director

             /s/
             -------------------------------------------------------    --------
                  Lawrence Seidman                                       (Dated)
                  Director

             /s/  TERRANCE D. STALDER                                    2/21/00
             -------------------------------------------------------    --------
                  Terrance D. Stalder                                    (Dated)
                  Director

             /s/  Wesley D. Stisser                                      2/21/00
             -------------------------------------------------------    --------
                  Wesley D. Stisser                                      (Dated)
                  Director

                                Index To Exhibits


    2.1 Agreement and Plan of Merger, dated December 28, 1999 by and between CNY Financial Corporation, Niagara Bancorp, Inc. and Niagara Merger Corp., including Stock Option Agreement and letter voting agreement as exhibits*
    3.1      Certificate of Incorporation of the Company*
    3.2      Bylaws of the Company*
   10.1      Employment Agreement between Cortland Savings Bank and Wesley D.
             Stisser*
   10.2 Employment Agreement between Cortland Savings Bank and F. Michael Stapleton*
   10.3      Employment Agreement between Cortland Savings Bank and Steven A.
             Covert*
   10.4      Employment Agreement between Cortland Savings Bank and Kerry D.
             Meeker*
   10.5 CNY Financial Corporation Stock Option Plan for Directors, Officers and Employees
   10.6 CNY Financial Corporation Personnel Recognition and Retention Plan for Directors, Officers and Employees
   10.7 Agreement with CIBC World Markets Corp. for investment banking services.
   21.1      Subsidiaries of the Company
   23.1      Consent of KPMG LLP
   27.1      Financial Data Schedule

*Previously filed.