Form 10-Q
period 2000-03-31
CNY FINANCIAL CORP
filed 2000-05-04
CIK 1063918

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                     0-24739
                             Commission File Number

                            CNY Financial Corporation
             (Exact name of registrant as specified in its charter)

                 DELAWARE                               16-1557490
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
      incorporation or organization


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

As of May 2, 2000 the registrant had 4,601,373 shares of Common Stock outstanding.

                                TABLE OF CONTENTS

Part I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (unaudited)
                  Condensed Consolidated Balance Sheets..................    1
                  Condensed Consolidated Statements of Income............    2
                  Condensed Consolidated Statements of Stockholders'
                    Equity and Comprehensive Income......................    3
                  Condensed Consolidated Statements of Cash Flows........    4
                  Footnotes to Unaudited Condensed Consolidated
                    Financial Statements.................................    5

         Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations..................    6

         Item 3.  Quantitative and Qualitative Disclosures about
                    Market Risk..........................................    13



Part II. OTHER INFORMATION

         Item 6.  (a)      Exhibits......................................    13

                  (b)      Reports of Form 8-K...........................    13
                           None

         Form 10-Q Signature Page........................................    14

                              CNY Financial Corporation and Subsidiary
                               Condensed Consolidated Balance Sheets
                                           (In thousands)

                                                                              March 31,   December 31,
                                                                                2000          1999
-------------------------------------------------------------------------------------------------------
  ASSETS                                                                      (unaudited)
  Cash and due from banks                                                      $  3,937      $  6,051
  Interest-bearing balances at financial institutions and federal funds sold        183           221
  Securities available-for-sale, at fair value                                   92,579        97,560
  Securities held-to-maturity (fair value of $6,270 at 2000 and $7,026
       at 1999)                                                                   6,379         7,103
  Loans, net of deferred fees                                                   173,568       169,087
  Less allowance for loan losses                                                  2,452         2,430
-------------------------------------------------------------------------------------------------------
       Net loans                                                                171,116       166,657
  Premises and equipment, net                                                     2,986         3,084
  Federal Home Loan Bank stock, at cost                                           1,809         1,637
  Other assets                                                                    5,342         5,132
-------------------------------------------------------------------------------------------------------
                                                                               $284,331      $287,445
=======================================================================================================
  LIABILITIES AND STOCKHOLDERS' EQUITY
  Liabilities
  Deposits
       Non-interest bearing demand accounts                                    $ 12,661      $ 12,033
       Interest bearing deposits                                                182,769       183,437
-------------------------------------------------------------------------------------------------------
  Total deposits                                                                195,430       195,470
  Advance payments by borrowers for property taxes and insurance                    963         1,595
  Borrowings                                                                     16,500        19,200
  Other liabilities                                                               3,376         3,480
-------------------------------------------------------------------------------------------------------
       Total liabilities                                                        216,269       219,745
-------------------------------------------------------------------------------------------------------
  Total stockholders' equity                                                     68,062        67,700
-------------------------------------------------------------------------------------------------------
                                                                               $284,331      $287,445
=======================================================================================================

See accompanying notes to the unaudited condensed consolidated financial statements.

                      CNY Financial Corporation and Subsidiary
                     Condensed Consolidated Statements of Income
                     Three Months Ended March 31, 2000 and 1999
                          (In thousands, except share data)
                                     (Unaudited)

                                                             Quarter to Date
                                                            -----------------
                                                            2000         1999
--------------------------------------------------------------------------------
  Interest income
     Loans                                            $    3,466   $    3,288
     Securities                                            1,601        1,444
     Other short-term investments                             11           84
--------------------------------------------------------------------------------
  Total interest income                                    5,078        4,816
  Interest expense
     Deposits                                              1,753        1,775
     Borrowings                                              283           17
--------------------------------------------------------------------------------
  Total interest expense                                   2,036        1,792
--------------------------------------------------------------------------------
  Net interest income                                      3,042        3,024
  Provision for loan losses                                   --           75
--------------------------------------------------------------------------------
  Net interest income after provision for loan losses      3,042        2,949
  Non-interest income
     Service charges                                         232          171
     Net gain on sale of securities                            6           --
     Other                                                   117           45
--------------------------------------------------------------------------------
  Total non-interest income                                  355          216
  Non-interest expenses
     Salaries and employee benefits                        1,086          928
     Building, occupancy and equipment                       208          222
     Merger expenses                                          44           --
     Other                                                   738          680
--------------------------------------------------------------------------------
  Total non-interest expenses                              2,076        1,830
--------------------------------------------------------------------------------
  Income before income tax expense                         1,321        1,335
  Income tax expense                                         496          586
--------------------------------------------------------------------------------
  Net income                                          $      825   $      749
================================================================================
  Basic earnings per share                            $     0.21   $     0.16
  Diluted earnings per share                          $     0.20   $     0.16
  Weighted average diluted shares outstanding          4,167,538    4,711,725
================================================================================

See accompanying notes to the unaudited condensed consolidated financial statements.


                                              CNY Financial Corporation and Subsidiary
                         Condensed Consolidated Statements of Stockholders' Equity and Comprehensive Income
                                                  Three Months Ended March 31, 2000
                                                             (Unaudited)
                                                  (In thousands, except share data)


                                                                           Accumulated                          Unearned
                                                    Additional                Other                Unallocated   Common
                                            Common  Paid - in   Retained  Comprehensive Treasury      ESOP       Stock
                                            Stock    Capital    Earnings     Income      Stock       Shares     For PRRP     Total
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999             $     54   $ 51,353   $ 33,554    $   (503)   $(10,908)   $ (4,017)   $ (1,833)   $ 67,700
ESOP shares released for allocation            --         42         --          --          --          54          --          96
Expense of PRRP                                --         --         --          --          --          --         112         112
Dividend payments                              --         --       (420)         --          --          --          --        (420)
Comprehensive income:
   Change in net unrealized gain
      (loss) on securities, net of tax         --         --         --        (251)         --          --          --        (251)
   Net income                                  --         --        825          --          --          --          --         825
------------------------------------------------------------------------------------------------------------------------------------
Total comprehensive income                     --         --        825        (251)         --          --          --         574
------------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2000                $     54   $ 51,395   $ 33,959    $   (754)   $(10,908)   $ (3,963)   $ (1,721)   $ 68,062
====================================================================================================================================

See accompanying notes to the unaudited condensed consolidated financial statements.

                           CNY Financial Corporation and Subsidiary
                        Condensed Consolidated Statements of Cash Flows
                          Three Months Ended March 31, 2000 and 1999
                                        (In thousands)
                                          (Unaudited)

                                                                             Year to Date
----------------------------------------------------------------------------------------------
                                                                           2000       1999
----------------------------------------------------------------------------------------------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                             $    929    $    410

  CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from maturities and principle reductions of
        available-for-sale securities                                      4,608      25,407
     Purchase of securities available-for-sale                                --     (34,221)
     Proceeds from maturities and principle reductions of held-to-
        maturity securities                                                  723       1,043
     Purchase of FHLB stock                                                 (172)       (334)
     Net increase in loans                                                (4,481)       (635)
     Proceeds from sale of real estate owned                                  60          --
     Premises and equipment expenditures                                     (27)       (126)
----------------------------------------------------------------------------------------------
  Net cash provided by (used in) investing activities                        711      (8,866)
----------------------------------------------------------------------------------------------

  CASH FLOWS FROM FINANCING ACTIVITIES:
     Decrease in deposits                                                    (40)       (607)
     Decrease in advance payments by borrowers for property taxes and
        insurance                                                           (632)       (631)
     Net (decrease) increase in Federal Home Loan Bank advances           (2,700)      4,000
     Cash dividends on common stock                                         (420)       (192)
     Treasury stock purchased                                                 --      (1,708)
----------------------------------------------------------------------------------------------
  Net cash (used in) provided by financing activities                     (3,792)        862
----------------------------------------------------------------------------------------------
  Net decrease in cash and cash equivalents                               (2,152)     (7,594)
  Cash and cash equivalents at beginning of period                         6,272      14,536
----------------------------------------------------------------------------------------------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $  4,120    $  6,942
==============================================================================================

See accompanying notes to the unaudited condensed consolidated financial statements.

                    CNY Financial Corporation and Subsidiary
         Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1:  BASIS OF PRESENTATION

            The financial information of CNY Financial Corporation and subsidiary (the Company) included herein is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of the interim period ended March 31, 2000 are not necessarily indicative of the results expected for the year ended December 31, 2000.

            The data in the condensed consolidated balance sheet for December 31, 1999 was derived from the Company's 1999 Annual Report on Form 10-K. That data, along with the interim financial information presented in the condensed consolidated balance sheets, statements of income, statements of stockholders' equity and comprehensive income and statements of cash flows should be read in conjunction with the consolidated financial statements, including the notes thereto.

NOTE 2:  EARNINGS PER SHARE

            Basic earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period. Stock options and unvested stock grants are regarded as common stock equivalents and are considered in diluted earnings per share if dilutive. Unallocated shares held by the Company's ESOP are not included in the weighted average number of shares outstanding for either basic or diluted earnings per share.

            The following table summarizes the computation of earnings per share for the period indicated:

                                                                   Three Months Ended March 31,
                                -----------------------------------------------------------------------------------------------
                                                       2000                                             1999
                                -----------------------------------------------------------------------------------------------
                                                    Weighted                                          Weighted
                                  Net Income     Average Shares    Per-Share       Net Income      Average Shares   Per-Share
                                  (Numerator)     (Denominator)      Amount       (Numerator)      (Denominator)      Amount
                                -----------------------------------------------------------------------------------------------
                                                           (In thousands, except per share amounts)
BASIC EPS

     Net income                   $   825             4,023        $   0.21        $   749              4,712        $   0.16

EFFECT OF DILUTIVE SECURITIES

     Options                                             32                                                --
     Unearned stock grants                              113                                                --

                                -------------------------------                ----------------------------------
DILUTED EPS                       $   825             4,168        $   0.20        $   749              4,712        $   0.16
                                ===============================================================================================

NOTE 3:  PENDING MERGER

            On December 28, 1999, the Company signed a definitive agreement with Niagara Bancorp, Inc. under which Niagara Bancorp, Inc. will acquire all of the outstanding shares of the Company for $18.75 per share. Cortland Savings Bank will become a wholly-owned subsidiary of Niagara Bancorp, Inc. Consummation of the merger requires the approval of the Company's shareholders, the New York Banking Board and the Board of Governors of the Federal Reserve System.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

       CNY Financial Corporation, a Delaware corporation incorporated in 1998 (the "Company") is a bank holding company headquartered in Cortland, New York with total assets of over $280 million at March 31, 2000. Through its wholly owned subsidiary, Cortland Savings Bank, which was founded in 1866 (the "Bank"), the Company engages in full service community banking. The Bank is also headquartered in Cortland, New York, and has three full service offices in Cortland County, and two loan production offices.

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

       The Bank's results of operations depend principally on its net interest income, which is the difference between the income earned on its loans and securities and its cost of funds, principally interest paid on deposits. Net interest income is dependent on the amounts and yields of interest earning assets as compared to the amounts of and rates on interest bearing liabilities. Net interest income is sensitive to changes in market rates of interest and the Company's asset/liability management procedures in coping with such changes. Results of operations are also affected by the provision for loan losses, the volume of non-performing assets, and the levels of both non-interest income and non-interest expense.

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

FINANCIAL CONDITION

       Total assets at March 31, 2000 were $284.3 million, compared to $287.4 million at December 31, 1999. The primary cause of the $3.1 million decrease was a $2.7 million decline in borrowings as the Company used payments on its securities portfolio to reduce its borrowings. The Company also used payments on its securities portfolio to fund an increase in the loan portfolio. Loans receivable was $171.1 million at March 31, 2000, an increase of $4.5 million, or 2.7% from the end of 1999.

OPERATING RESULTS

       Net income was $825,000 or $0.20 per diluted common share for the three months ended March 31, 2000. These results compare with net income of $749,000 or $0.16 per share for the first quarter of 1999.

Net Interest Income

       The major source of earnings for the Company is net interest income. Net interest income was $3.0 million for the three months ended March 31, 2000, which was consistent with the same period in 1999. Competitive pressures and overall market interest rates resulted in a decline in the yield on loans to 8.28% for the three months ended March 31, 2000, compared with 8.34% for the same period in 1999. This decline, in conjunction with increased borrowings period to period, caused the Company's net interest margin to decline to 4.46% for the three months ended March 31, 2000, compared to 4.62% for the first quarter in 1999.

       The following tables set forth the average daily balances, net interest income and expense and average yields and rates for the Company's earning assets and interest bearing liabilities for the indicated periods. No tax-equivalent adjustments were made.

                                                                          Three Months Ended March 31,
                                              --------------------------------------------------------------------------------
                                                                 2000                                     1999
                                              --------------------------------------------------------------------------------
                                                                             Average                                  Average
                                                                Average       Yield/                     Average       Yield/
                                                  Interest      Balance        Cost        Interest      Balance        Cost
------------------------------------------------------------------------------------------------------------------------------
                                                                             (Dollars in thousands)
  Loans (1)                                     $   3,466      $  168,285      8.28%     $   3,288       $159,810       8.34%
  Securities (2)                                    1,601         104,834      6.14          1,444         97,965       5.98
  Other short-term investments                         11           1,014      4.36             84          7,556       4.51
------------------------------------------------------------------------------------------------------------------------------
  Total interest-earning assets                     5,078         274,133      7.45%         4,816        265,331       7.36%
------------------------------------------------------------------------------------------------------------------------------
  Non-interest-earning assets                                      10,244                                  12,070
------------------------------------------------------------------------------------------------------------------------------
  Total assets                                                 $  284,377                                $277,401
==============================================================================================================================

  Savings accounts (3)                          $     362      $   61,747      2.36%     $     378       $ 62,955       2.44%
  Money market accounts                                89          10,922      3.28             47          7,947       2.40
  NOW accounts                                         34          10,823      1.26             32         10,570       1.23
  Certificates of deposit                           1,268         100,101      5.09          1,318        104,097       5.13
  Borrowings                                          283          18,312      6.22             17          1,111       6.21%
------------------------------------------------------------------------------------------------------------------------------
  Total interest-bearing liabilities            $   2,036         201,905      4.06%     $   1,792        186,680       3.89%
  Non interest-bearing liabilities                                 15,035                                  12,544
------------------------------------------------------------------------------------------------------------------------------
  Total liabilities                                               216,940                                 199,224
  Stockholders' equity                                             67,437                                  78,177
------------------------------------------------------------------------------------------------------------------------------
  Total liabilities and equity                                 $  284,377                                $277,401
==============================================================================================================================

  Net interest income/spread                    $   3,042                      3.39%     $    3,024                     3.47%

  Net earning assets/net interest margin                       $   72,228      4.46%                     $ 78,651       4.62%

  Ratio of average interest-earning assets
       to average interest-bearing liabilities                       1.36x                                   1.42x
==============================================================================================================================

(1) Average balances include non-accrual loans, net of the allowance for loan losses.

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

       Volume variances are computed using the change in volume multiplied by the previous year's rate. Rate variances are computed using the change in rate multiplied by the previous year's volume. The change in interest due to both rate and volume has been allocated between the factors in proportion to the relationship of the absolute dollar amounts of the change in each.

                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                         2000 vs. 1999
                                                 ----------------------------
                                                 Increase (Decrease) Due To:
                                                 Volume      Rate      Total
        ---------------------------------------------------------------------
                                                         (In thousands)
         INTEREST-EARNING ASSETS:
         Loans                                   $ 199     $ (21)     $ 178
         Securities                                113        44        157
         Other short-term investments              (70)       (3)       (73)
        ---------------------------------------------------------------------
         Total interest-earning assets             242        20        262
        ---------------------------------------------------------------------

         INTEREST-BEARING LIABILITIES:
         Savings accounts                           (6)      (10)       (16)
         Money market accounts                      22        20         42
         NOW accounts                                1         1          2
         Certificate of deposit                    (42)       (8)       (50)
         Borrowings                                266        --        266
        ---------------------------------------------------------------------
         Total interest-bearing liabilities        241         3        244
        ---------------------------------------------------------------------
         NET CHANGE IN NET INTEREST INCOME       $   1     $  17      $  18
        =====================================================================

       Provision for Loan Losses. No provision for loan losses was recorded for the three months ended March 31, 2000, which was $75,000 less than the amount recorded in the first quarter of 1999. This level of provision was considered adequate given the Company's level of non-performing loans as shown in the table under "Lending Activities."

       Non-interest Income. Non-interest income was $355,000 for the quarter ended March 31, 2000, compared with $216,000 in the same period in 1999. This $139,000 increase was primarily attributable to increased service charges on deposit accounts and the commencement of non-deposit product sales in October 1999.

       Non-interest Expenses. Non-interest expenses were $2.1 million and $1.8 million for the three months ended March 31, 2000 and 1999, respectively. The primary contributor to this $246,000 increase was a $158,000 increase in personnel expenses.

       Salaries and employee benefits expense was $1.1 million for the quarter ended March 31, 2000, compared with $928,000 in the same period in 1999. The primary contributor to this increase was a $147,000 increase in the expenses related to the Company's ESOP and stock compensation plan. The increased market value of the Company's stock increased the expense associated with the ESOP, and the stock compensation plan was not adopted until April 1999.

       Income Taxes. Income tax expense for the quarter ended March 31, 2000 was $496,000 compared with $586,000 for the same period in 1999. The Company's effective tax rate was 37.6% for the first quarter of 2000, compared with 43.9% for the three months ended March 31, 1999. This improvement resulted from the implementation of tax-advantaged strategies.

BUSINESS OF THE COMPANY

INVESTMENT ACTIVITIES

        General. The investment policy of the Company, which is approved by the Board of Directors, is based upon its asset/liability management goals and is designed primarily to provide satisfactory yields, while maintaining adequate liquidity, a balance of high quality, diversified investments, and minimal risk. The Company may consider the orderly disposition of a portion of its securities available-for-sale prior to, and in anticipation of, its merger with Niagara Bancorp. This disposition, if any, could result in significant losses on the sale of securities if current market conditions continue.

       The following table sets forth information with respect to the Company's securities portfolio.

                                      March 31, 2000        December 31, 1999
                                    --------------------------------------------
                                    Amortized    Fair      Amortized    Fair
                                       Cost      Value       Cost       Value
--------------------------------------------------------------------------------
                                                    (In thousands)
 SECURITIES AVAILABLE-FOR-SALE:

 U.S. Treasury securities            $    515   $    515   $  3,016   $  3,021
 U.S. Government agencies              11,457     11,201     11,453     11,225
 Corporate debt obligations            20,046     19,786     20,553     20,328
 State and municipal sub-divisions      1,865      1,801      1,865      1,804
 Mortgage-backed securities            57,144     54,539     58,684     56,437
--------------------------------------------------------------------------------
 Total debt securities                 91,027     87,842     95,571     92,815
 Equity securities                      2,812      4,737      2,827      4,745
--------------------------------------------------------------------------------
 Total available-for-sale              93,839     92,579     98,398     97,560
--------------------------------------------------------------------------------
 SECURITIES HELD-TO-MATURITY:
 U.S. Government agencies               1,000        985      1,000        989
 Corporate debt obligations             1,352      1,349      1,853      1,850
 State and municipal sub-divisions        740        734        742        737
 Mortgage-backed securities             3,287      3,202      3,508      3,450
--------------------------------------------------------------------------------
 Total held-to-maturity                 6,379      6,270      7,103      7,026
--------------------------------------------------------------------------------
 TOTAL SECURITIES                    $100,218   $ 98,849   $105,501   $104,586
================================================================================


LENDING ACTIVITIES

       The loan portfolio is the largest category of the Company's interest earning assets.

       Loan Portfolio Composition. The following table sets forth the composition of the Company's loan portfolio in dollar amounts and in percentages at the dates indicated.

                                     March 31, 2000        December 31, 1999
                                ------------------------------------------------
                                              Percent                 Percent
                                  Amount      of Total    Amount      of Total
--------------------------------------------------------------------------------
                                              (Dollars in thousands)
 Real estate loans:
 Residential                     $103,578       59.66%    $104,494      61.76%
 Construction                       2,498        1.44        1,790       1.06
 Home equity                        6,666        3.84        6,520       3.85
 Commercial mortgages              32,407       18.67       31,864      18.83
--------------------------------------------------------------------------------
 Total real estate loans          145,149       83.61      144,668      85.50
--------------------------------------------------------------------------------
 Other loans:
 Guaranteed student loans           1,046        0.60          741       0.44
 Property improvement loans           645        0.37          661       0.39
 Automobile loans                  15,393        8.87       12,641       7.47
 Other consumer loans               4,337        2.50        4,208       2.49
 Commercial loans                   7,025        4.05        6,278       3.71
--------------------------------------------------------------------------------
 Total other loans                 28,446       16.39       24,529      14.50
--------------------------------------------------------------------------------
 Total loans                      173,595      100.00%     169,197     100.00%
 Less:
 Deferred loan fees, net               27                      110
 Allowance for loan losses          2,452                    2,430
--------------------------------------------------------------------------------
 Total loans, net                $171,116                 $166,657
================================================================================

       Total loan closings (including undisbursed funds and refinancings) were $9.0 million for the first quarter of 2000, compared with $7.3 million for the first quarter of 1999.

       The Company recently expanded its indirect auto lending program in Ithaca and Syracuse with the addition of high quality dealerships. These new relationships have resulted in growth in its consumer loan originations. The Company originated $5.4 million of consumer loans in the first quarter of 2000, compared with $1.8 million for the same period in 1999.

Asset Quality

       Non-performing Loans. Non-performing loans include: (1) loans accounted for on a non-accrual basis; (2) accruing loans contractually past due ninety days or more as to interest or principal payments; (3) loans whose terms have been renegotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower.

       The following table provides certain information on the Company's non-performing loans at the dates indicated.

                                                         March 31,  December 31,
                                                           2000         1999
   -----------------------------------------------------------------------------
                                                         (Dollars in thousands)
      Non-accrual loans:
      Residential mortgages                               $510         $539
      Commercial mortgages                                  --           --
   -----------------------------------------------------------------------------
      Total real estate loans                              510          539
      Commercial loans                                      48           57
      Other loans                                           11            7
   -----------------------------------------------------------------------------
      Total non-accrual loans                              569          603
      Accruing loans past due 90 days or more:
      Residential mortgages                                 --           --
      Commercial mortgages                                  --           --
   -----------------------------------------------------------------------------
      Total real estate loans                               --           --
      Commercial loans                                      --           --
      Other loans                                           --            6
   -----------------------------------------------------------------------------
      Total loans past due 90 days or more and still
           accruing                                         --            6
   -----------------------------------------------------------------------------
      Total non-performing loans                           569          609
      Real estate owned                                    267          309
   -----------------------------------------------------------------------------
      Total non-performing assets                         $836         $918
   =============================================================================
      Non-performing loans as a percent of total loans    0.33%        0.36%
      Non-performing assets as a percent of total assets  0.29%        0.32%
   =============================================================================

       At March 31, 2000 there were no loans other than those included in the table with regard to which management had information about possible credit problems of the borrower that caused management to seriously doubt the ability of the borrower to comply with present loan repayment terms.

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

                                                                          Three Month Ended
                                                                               March 31,
                                                                     --------------------------
                                                                          2000           1999
                                                                     --------------------------
                                                                        (Dollars in thousands)
  Allowance for loan losses, beginning of period                       $ 2,430        $ 2,494
  Provision for loan losses                                                 --             75
-----------------------------------------------------------------------------------------------
  Charge-offs:
  Real estate                                                               --             --
  Commercial                                                                --             --
  Other                                                                     13             21
-----------------------------------------------------------------------------------------------
  Total charge-offs                                                         13             21
  Recoveries:
  Real estate                                                                1              1
  Commercial                                                                 5              3
  Other                                                                     29             17
-----------------------------------------------------------------------------------------------
  Total recoveries                                                          35             21
-----------------------------------------------------------------------------------------------
  Net charge-offs (recoveries)                                             (22)            --
-----------------------------------------------------------------------------------------------
  Allowance for loan losses, end of period                             $ 2,452        $ 2,569
===============================================================================================
  Allowance for loan losses as a percent of total loans                   1.41%          1.58%
  Allowance for loan losses as a percent of non-performing loans        430.93%        204.21%
  Ratio of net charge-offs (recoveries) to average loans outstanding     (0.01)%           --%
===============================================================================================


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

                                             March 31, 2000    December 31, 1999
 -------------------------------------------------------------------------------
                                                       (In thousands)
   Non-interest bearing demand accounts         $  12,661           $   12,033
   Savings accounts                                60,661               61,109
   Certificates of deposit                        100,233              100,438
   Money market accounts                           10,703               10,789
   NOW accounts                                    11,172               11,101
 -------------------------------------------------------------------------------
   Total deposits                               $ 195,430           $  195,470
 ===============================================================================

       Borrowings. The Company maintains an available overnight line of credit with the Federal Home Loan Bank of New York (FHLB) for use in the event of unanticipated funding needs which cannot be satisfied from other sources. Additionally, the Company may borrow term advances for the FHLB. The Company had $16.5 million of borrowings from the FHLB at March 31, 2000.

LIQUIDITY AND CAPITAL

       Shareholders' Equity and Capital Standards. The Company and the Bank are subject to capital adequacy requirements established by the federal banking agencies.

       At March 31, 2000, the Company and Bank met all capital adequacy requirements to which they were subject.

       The following is a summary of the Company's and Bank's actual capital amounts and ratios compared to the regulatory minimum capital adequacy requirements and the FDIC requirements for classification of the Bank as a "well capitalized" institution under prompt corrective action provisions (dollars in thousands):

                                                                                               To be classified as
                                                                         Minimum capital      well capitalized under
                                                                            adequacy            prompt corrective
                                                     Actual               requirements          action provisions
                                             ------------------------------------------------------------------------
                                                Amount     Ratio      Amount        Ratio       Amount      Ratio
---------------------------------------------------------------------------------------------------------------------
  At March 31, 2000:
  Total capital (to risk weighted assets):
       Company                                 $ 71,283     42.03%   $  13,570    > 8.00%         N/A
                                                                                  -
       Bank                                      65,443     39.22       13,350    > 8.00%    $ 16,687     > 10.00%
                                                                                  -                       -
  Tier 1 Capital (to risk weighted assets):
       Company                                   68,818     40.57        6,785    > 4.00%         N/A
                                                                                  -
       Bank                                      62,479     37.44        6,675    > 4.00%      10,012     >  6.00%
                                                                                  -                       -
  Tier 1 Capital (to average assets):
       Company                                   68,818     24.19       11,381    > 4.00%         N/A
                                                                                  -
       Bank                                    $ 62,479     22.53%   $  11,094    > 4.00%    $ 13,868     >  5.00%
                                                                                  -                       -
=====================================================================================================================

       Operating Investing and Financing Activities. The Company's cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Net cash provided by operating activities consists primarily of earnings. Net cash provided by operating activities was $929,000 and $410,000 for the three months ended March 31, 2000 and 1999, respectively. Net cash used in investing activities consists principally of securities and loan transactions. Investing activities provided $711,000 in the first quarter of 2000, and used $8.9 million for the three months ended March 31, 2000. The primary contributor to this $9.6 million increase was a reduction in security purchases as available funds were used to reduce borrowings and fund loan closings. Cash flows from financing activities consist principally of deposit flows and borrowing transactions. Net cash of $3.8 million was used by financing transactions in the first three months of 2000 compared to cash provided by financing activities of $862,000 for the three months ended March 31, 1999. This $4.7 million reduction is primarily attributed to the Company's reduction in borrowings as previously discussed.

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

ITEM 3.  QUANTITATIVE AND QUALITATITIVE DISCLOSURES ABOUT MARKET RISK

       For information concerning CNY Financial Corporation's quantitative and qualitative disclosures about market risk, refer to Item 7A of the CNY Financial Corporation Annual Report on Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission on March 24, 2000. There have been no material changes since December 31, 1999.

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

                               CNY FINANCIAL CORP.

       By: Wesley D. Stisser    /s/ WESLEY D. STISSER                                              May 3, 2000
                                    ------------------------------------------------------    -------------------
                                    Wesley D. Stisser                                                (Dated)
                                    President & Chief Executive Officer

           Steven A. Covert     /s/ STEVEN A. COVERT                                               May 3, 2000
                                    ------------------------------------------------------    -------------------
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